Form 10-Q
period 1996-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1996-05-14
CIK 1000787

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996     COMMISSION FILE NUMBER 0-26778

                        APPLIED MICROSYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                               91-1074996
       (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

         5020 148TH AVENUE N.E.                           98052
          REDMOND, WASHINGTON                           (ZIP CODE)

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 882-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

        The number of shares of the registrant's Common Stock outstanding as of May 3, 1996, was 6,505,382.

        This report including exhibits consists of 15 pages. The exhibit index appears on page 14.

                        APPLIED MICROSYSTEMS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                               PAGE
                                                                                                               ----
Part I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

            Consolidated Statements of Operations for the three months ended March 31, 1996..................     3

            Consolidated Balance Sheets as of March 31, 1996.................................................     4

            Consolidated Statements of Cash Flows for the three months ended March 31, 1996..................     5

            Notes to Consolidated Financial Statements.......................................................     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations............     7

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................................................    12

            Signatures.......................................................................................    13

            Exhibit Index....................................................................................    14

            Exhibit 11.......................................................................................    15

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED MARCH 31,
                                                ---------------------------
                                                 1996                1995
                                                -------             -------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                        (UNAUDITED)
Net sales ..........................             $8,704              $7,227
Cost of sales ......................              2,557               2,269
                                                -------             -------
Gross profit .......................              6,147               4,958

Operating expenses:
     Selling and marketing .........              3,056               2,718
     Research and development ......              1,807               1,473
     General and administrative ....                391                 509
                                                -------             -------
Total operating expenses ...........              5,254               4,700
                                                -------             -------
Income from operations .............                893                 258

Interest income and other ..........                153                   4
Interest expense ...................                (14)               (101)
                                                -------             -------
Income before income taxes .........              1,032                 161
Income taxes .......................                330                  75
                                                =======             =======
Net income .........................             $  702              $   86
                                                =======             =======

Net income per share ...............             $ 0.10              $ 0.02
Shares used in per share calculation              7,083               5,471

The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 31,          DECEMBER 31,
                                                                     1996                 1995
                                                                   --------             --------
                                                                  (UNAUDITED)
                                 ASSETS
Current assets:
     Cash and cash equivalents ........................             $ 8,684              $12,771
     Short Term Investments ...........................               3,936                 --
     Accounts receivable........................... ...               7,727                7,510
     Inventories ......................................               3,076                3,145
     Prepaid and other current assets .................                 513                  454
                                                                   --------               -------
            Total current assets ......................              23,936               23,880

Property and equipment, net ...........................               2,295                2,212
Other assets ..........................................                 718                  754
                                                                   --------              -------
            Total assets ..............................             $26,949              $26,846
                                                                   ========             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................             $ 2,875              $ 3,442
     Accrued payroll ..................................               1,434                1,698
     Other accrued expenses ...........................               1,124                1,083
     Deferred revenue .................................               2,098                1,834
     Current portion of long-term obligations .........                  61                   67
                                                                   --------             --------
            Total current liabilities .................               7,592                8,124

Long-term obligations, less current portion ...........                  55                   68
Shareholders' equity:
     Common stock, par value $.01
        Authorized - 25,000,000 shares
        Issued - 6,499,000 and 6,468,000 shares in
        March 31, 1996 and December 31, 1995,
        respectively ..................................              25,658               25,655
     Cumulative translation adjustment ................                (213)                (156)
     Accumulated deficit ..............................              (6,143)              (6,845)
                                                                   --------             --------
            Total shareholders' equity ................              19,302               18,654
                                                                   --------             --------
            Total liabilities and shareholders' equity              $26,949              $26,846
                                                                   ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                       1996                 1995
                                                                     --------             --------
                                                                             (IN THOUSANDS)
                                                                               (UNAUDITED)
OPERATING ACTIVITIES
Net income ..............................................              $  702              $    86
Adjustments to reconcile net income to net
    cash used in operating activities:
       Depreciation and amortization ....................                 281                  310
       Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable, net                (217)                 422
          Decrease (increase) inventories ...............                  69                 (442)
          (Increase) decrease prepaid expenses ..........                 (59)                  34
          Decrease in other assets ......................                  16                   59
          Increase (decrease) in deferred revenue .......                 264                 (103)
          (Decrease) increase in accounts payable and
            accrued expenses ............................                (790)                 568
                                                                     --------             --------
Net cash provided by operating activities ...............                 266                  934

INVESTING ACTIVITIES
Purchase of short-term investments ......................              (3,936)                --
Property and equipment additions ........................                (344)                (161)
                                                                     --------             --------
Net cash used in investing activities ...................              (4,280)                (161)

FINANCING ACTIVITIES
Stock options exercised .................................                   3                 --
Proceeds from long-term obligations .....................                --                    462
Repayment of long-term obligations ......................                 (19)                (124)
Proceeds from notes payable to banks ....................                --                  3,900
Repayment of notes payable to banks .....................                --                 (5,361)
                                                                     --------             --------
Net cash provided by (used in) financing activities .....                 (16)              (1,123)

Effects of foreign exchange rate changes on cash ........                 (57)                 447
                                                                     --------             --------
Increase (decrease) in cash and cash equivalents ........              (4,087)                  97
Cash and cash equivalents at beginning of period ........              12,771                2,072
                                                                     --------             --------
Cash and cash equivalents at end of period ..............             $ 8,684              $ 2,169
                                                                     ========             ========


The accompanying notes are an integral part of these consolidated financial statements.

                           APPLIED MICROSYSTEMS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

            The consolidated financial statements for the three month period ended March 31, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1995 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

2. COMPUTATION OF EARNINGS PER SHARE

            Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the effect of all outstanding convertible preferred stock and outstanding stock options and warrants. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to its filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through November 1995 (the closing of its initial public offering), using the treasury stock method and the initial public offering price.

3. INVENTORIES

Inventories consist of:

                                                March 31,        Dec. 31,
                                                  1996             1995
                                              ------------     ------------
                                                     (in thousands)
          Finished goods                            $1,152           $1,275
          Work in process                              218              155
          Purchased parts                            1,706            1,715
                                              ------------     ------------
                                                    $3,076           $3,145
                                              ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's 1995 Annual Report to Shareholders.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from comparative prior period in each line item:

                                                    Percentage of                      Period-to-Period
                                                      Net Sales                        Percentage Change
                                           -----------------------------             --------------------
                                                  Three Months Ended                  Three Months Ended
                                                      March 31,                         March 31, 1996
                                              1996               1995                 Compared to 1995
                                           ----------         ----------             --------------------
Net sales                                     100.0%             100.0%                     20.4%
Cost of sales                                  29.4               31.4                      12.7
                                            -------            -------
Gross profit                                   70.6               68.6                      24.0

Operating expenses:
      Selling and marketing                    35.1               37.6                      12.4
      Research and development                 20.8               20.4                      22.7
      General and administrative                4.5                7.0                     (23.2)
                                            -------            -------
Total operating expenses                       60.4               65.0                      11.8
                                            -------            -------
Income from operations                         10.2                3.6                     246.1

Interest income and other                       1.8                0.0                   3,725.0
Interest expense                               (0.2)              (1.4)                    (86.1)
                                            -------            -------
Income before income taxes                     11.8                2.2                     541.0
                                            -------            -------
Income taxes                                    3.8                1.0                     340.0
                                            -------            -------
Net income                                      8.0%               1.2%                    716.3%
                                            =======            =======

NET SALES

        Net sales increased by 20.4% from $7.2 million for the quarter ended March 31, 1995 to $8.7 million for the quarter ended March 31, 1996. This increase was primarily attributable to sales of CodeTEST(TM) and NetROM(TM) tools which were not available in the prior year period , and to increased unit sales of CodeTAP(R). The increase was partially offset by a decline in average selling prices due to an increased proportion of sales represented by lower-priced tools and to a lesser extent was unfavorably impacted by currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools and to a lesser extent include product support revenues, which represented 8.8% and 7.8% of net sales for the quarter ended March 31, 1995 and 1996, respectively. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months.

        International sales, expressed in U.S. dollars increased by 21.5% for the quarter ended March 31, 1996 over the comparable period of 1995, to 47.8% of net sales as compared to 47.4% of net sales in the prior year. The growth rate of international sales is attributable to increased unit sales, which is due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. For example, the Company estimates that unfavorable currency rate fluctuations affecting translation of sales from the Company's foreign subsidiaries into U.S. dollars, especially in Japan, accounted for a 4.5% reduction of the Company's year over year consolidated net sales growth for the quarter ended March 31, 1996 based upon the change in the rate from the comparable period of 1995. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. In order to mitigate certain risks associated with exchange rate fluctuations, the Company does hedge a portion of its foreign exchange risk in Japan. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

        The Company's gross profit increased from $5.0 million, or 68.6% of net sales, for the quarter ended March 31, 1995 to $6.1 million, or 70.6% of net sales, for the quarter ended March 31, 1996. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the percentage of net sales attributable to newer products (CodeICE(TM), CodeTAP, NetROM and CodeTEST) that have lower material and labor costs, and to a lesser extent, increased leverage of fixed and semi-variable manufacturing costs, and to favorable cost reductions on certain hardware components. These savings were partially offset by unfavorable currency exchange rate fluctuations. Due to a variety of factors, the Company anticipates that the prices for its products will decline over time.

SALES AND MARKETING

        Sales and marketing expenses were $2.7 million or 37.6% of net sales, and $3.1 million, or 35.1% of net sales, for the quarter ended March 31, 1995 and 1996, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales and marketing headcount. Sales and marketing expenses declined as a percentage of net sales due to the Company's ability to leverage certain fixed selling expenses over an increased sales base. Sales and marketing expenses include salaries, bonuses, commissions, benefits, travel and entertainment, rent, telephone, supplies and promotional costs. The Company expects its sales and marketing expenditures to continue to increase in the future as it introduces and markets new products, and continues to expand its sales organization.

RESEARCH AND DEVELOPMENT

        Research and development expenses were $1.5 million, or 20.4% of net sales, and $1.8 million, or 20.8% of net sales, for the quarter ended March 31, 1995 and 1996, respectively. The 22.7% increase in research and development expenses between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from new product development and other increases in engineering headcount. Aggregate amounts devoted to product development, prior to offsetting such amounts with external development funding from semiconductor manufacturers, increased from $1.7 million for the quarter ended March 31, 1995 to $1.9 million for the quarter ended March 31, 1996. Although external product development funding has declined and is expected to continue to decline, the Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors and continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased from $509,000, or 7.0% of net sales, to $391,000, or 4.5% of net sales, for the quarter ended March 31, 1995 and 1996, respectively. The dollar amount decrease between comparable periods was primarily attributable to decreased trade secret and patent enforcement litigation costs, partially offset by increased compensation-related expenses, including recruiting and relocation costs. General and administrative expenses may fluctuate as a percentage of net sales from period to period.

OTHER

The Company's interest(net) and other income increased by $236,000 between the three month comparative periods due primarily to an increase in cash and marketable securities from the initial public offering in November 1995 and reduction in debt.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Statements in this report concerning sales, costs, expenses, adequacy of working capital which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's performance may also be adversely affected by the ability of its suppliers to provide components and assemblies. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or even after the quarter is over, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995 which resulted in net proceeds of $13 million. Among other things, these proceeds were used to purchase short-term investments and equipment, and has been used to pay off certain debts. For the quarter ended March 31, 1995 and 1996, the Company generated $934,000 and $266,000, respectively, of cash from operations; utilized $161,000 and $4,280 million, respectively, of cash for purchases of short-term investments and equipment; and utilized $1,123 million and $16,000, respectively, of cash for net debt reduction. As of March 31, 1996, the Company had working capital of $16.3 million, including $12.6 million of cash, cash equivalents and short-term investments.

         The Company believes that the net proceeds from the November, 1995 initial public offering, together with funds from operations and borrowings, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the potential acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

        11. Weighted Shares Used in Computation of Earnings Per Share

(b) Report on Form 8-K

        The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on May 10, 1996.

                        APPLIED MICROSYSTEMS CORPORATION
                        (Registrant)

                        By          /s/     A. James Beach
                            -------------------------------------------------
                                   A. James Beach
                                   Vice President, Chief Financial Officer,
                                   Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description                                                 Page No.
11                     Weighted Shares Used in Computation of Earnings Per Share                 15
27                     Financial Data Schedule