Form 10-Q
period 1996-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1996-08-14
CIK 1000787

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996      COMMISSION FILE NUMBER 0-26778


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
        The number of shares of the registrant's Common Stock outstanding as of August 2, 1996, was 6,524,721.

        This report including exhibits consists of 17 pages. The exhibit index appears on page 15.

                        APPLIED MICROSYSTEMS CORPORATION

                               INDEX TO FORM 10-Q



                                                                                                         PAGE

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Statements of Income for the quarter and six months ended June 30, 1996
           and 1995....................................................................................    3

           Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.......................    4

           Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.......    5

           Notes to Consolidated Financial Statements..................................................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......    7

Part II    OTHER INFORMATION

Item 4.    Submission of matters to a vote of Security Holders.........................................    12

Item 6.    Exhibits and Reports on Form 8-K............................................................    13

           Signatures..................................................................................    14

           Exhibit Index...............................................................................    15

           Exhibit 10.1................................................................................    16

           Exhibit 11..................................................................................    17

                        APPLIED MICROSYSTEMS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                           THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                           --------------------------          --------------------------
                                             1996              1995              1996              1995
                                           --------          --------          --------          --------
                                                   (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                 (UNAUDITED)

Net Sales .............................    $  9,750          $  7,670          $ 18,454          $ 14,897
Cost of sales .........................       2,806             2,364             5,363             4,633
                                           --------          --------          --------          --------
Gross Profit ..........................       6,944             5,306            13,091            10,264

Operating expenses:
   Sales, general and administrative ..       3,716             3,307             7,163             6,534
   Research and development ...........       2,000             1,561             3,807             3,034
                                           --------          --------          --------          --------
Total operating expenses ..............       5,716             4,868            10,970             9,568
                                           --------          --------          --------          --------
Income from operations ................       1,228               438             2,121               696

Interest income and other .............         139               (27)              292               (23)
Interest expense ......................         (12)              (55)              (26)             (156)
                                           --------          --------          --------          --------
Income before income taxes ............       1,355               356             2,387               517
Income taxes ..........................         359                50               689               125
                                           --------          --------          --------          --------
Net Income ............................    $    996          $    306          $  1,698          $    392
                                           ========          ========          ========          ========

Net Income per share ..................    $   0.14          $   0.06          $   0.24          $   0.07
Shares used in per share calculation ..       7,106             5,471             7,093             5,464

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,            DECEMBER 31,
                                                                     1996                 1995
                                                                 -----------           ------------
                                                                 (UNAUDITED)
                                  ASSETS

Current Assets:
     Cash and cash equivalents .............................       $  6,706             $ 12,771
     Short Term Investments ................................          5,918                 --
     Accounts receivable ...................................          8,735                7,510
     Inventories ...........................................          3,115                3,145
     Prepaid and other current assets ......................          1,117                  454
                                                                   --------             --------
         Total current assets ..............................         25,591               23,880

Property and equipment, net ................................          2,255                2,212
Other assets ...............................................            660                  754
                                                                   --------             --------
         Total assets ......................................       $ 28,506             $ 26,846
                                                                   ========             ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................       $  3,092             $  3,442
     Accrued payroll .......................................          1,606                1,698
     Other accrued expenses ................................          1,277                1,083
     Deferred revenue ......................................          2,170                1,834
     Current portion of long-term obligations ..............             57                   67
                                                                   --------             --------
         Total current liabilities .........................          8,202                8,124

Long-term obligations, less current portion ................             38                   68
Shareholders' equity:
     Preferred stock, par value $.01
         Authorized - 5,000,000 shares
     Common stock, par value $.01
         Authorized - 25,000,000 shares
         Issued - 6900500993,517,000 and 6,468,000 shares in
         June 30, 1996 and December 31, 1995,
         respectively ......................................         25,674               25,655
     Cumulative translation adjustment .....................           (261)                (156)
     Accumulated deficit ...................................         (5,147)              (6,845)
                                                                   --------             --------
         Total shareholders' equity ........................         20,266               18,654
                                                                   --------             --------
         Total liabilities and shareholders' equity ........       $ 28,506             $ 26,846
                                                                   ========             ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                    1996             1995
                                                                  --------        --------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................       $  1,698        $    392
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization ........................            567             598
Changes in operating assets and liabilities:
     Accounts receivable ..................................         (1,225)            (88)
     Inventories ..........................................             30               9
     Prepaid expenses .....................................           (663)             78
     Other assets .........................................             62              58
     Deferred revenue .....................................            336             130
     Accounts payable and accrued expenses ................           (248)             92
                                                                  --------        --------
         Net cash provided by operating activities ........            557           1,269

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments ...................         (5,918)           --
     Property and equipment additions .....................           (578)           (426)
                                                                  --------        --------
         Net cash used in investing activities ............         (6,496)           (426)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised ..............................             19              29
     Proceeds from long-term obligations ..................           --               462
     Repayment of long-term obligations ...................            (40)           (256)
     Proceeds from notes payable to banks .................           --             9,300
     Repayment of notes payable to banks ..................           --           (10,524)
                                                                  --------        --------
         Net cash used in financing activities ............            (21)           (989)

Effects of foreign exchange rate changes on cash ..........           (105)            250
                                                                  --------        --------
(Decrease) increase  in cash and cash equivalents .........         (6,065)            104
Cash and cash equivalents at beginning of period ..........         12,771           2,072
                                                                  --------        --------
Cash and cash equivalents at end of period ................       $  6,706        $  2,176
                                                                  ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements for the six month period ended June 30, 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1995 audited consolidated financial statements, and in the opinion of management include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

         Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

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

3. INVENTORIES

Inventories consist of:

                                       JUNE 30,             DECEMBER 31,
                                         1996                   1995
                                       --------             ------------
                                               (IN THOUSANDS)

Finished goods                          $1,196                $1,275
Work in process                             91                   155
Purchased parts                          1,828                 1,715
                                        ------                ------
                                        $3,115                $3,145
                                        ======                ======

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

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from comparative prior period in each line item:



                                                    Percent of                 Period-to-Period
                                                     Net Sales                 Percentage Change
                                               ---------------------         ---------------------
                                                Three Months Ended             Three Months Ended
                                                       June 30,                   June 30, 1996
                                                1996           1995              Compared to 1995
                                               ------         ------         ---------------------

Net Sales                                       100.0%         100.0%                  27.1%
Cost of sales                                    28.8           30.8                   18.7
                                               ------         ------
Gross Profit                                     71.2           69.2                   30.9

Operating expenses:
     Sales, general and administrative           38.1           43.1                   12.4
     Research and development                    20.5           20.4                   28.1
                                               ------         ------
Total operating expenses                         58.6           63.5                   17.4
                                               ------         ------
Income from operations                           12.6            5.7                  180.4

Interest income and other                         1.4           (0.4)                   --
Interest expense                                 (0.1)          (0.7)                 (78.2)
                                               ------         ------
Income before income taxes                       13.9            4.6                  280.6
Income taxes                                      3.7            0.6                  618.0

                                               ------         ------
Net Income                                       10.2%           4.0%                 225.5%
                                               ======         ======

                                                    Percent of                 Period-to-Period
                                                     Net Sales                 Percentage Change
                                               ---------------------         ---------------------
                                                 Six Months Ended               Six Months Ended
                                                      June 30,                    June 30, 1996
                                                1996           1995              Compared to 1995
                                               ------         ------         ---------------------


Net Sales                                      100.0%        100.0%                   23.9%
Cost of sales                                   29.1          31.1                    15.8
                                              ------        ------
Gross Profit                                    70.9          68.9                    27.5

Operating expenses:
     Sales, general and administrative          38.8          43.8                     9.6
     Research and development                   20.6          20.4                    25.5
                                              ------        ------
Total operating expenses                        59.4          64.2                    14.7
                                              ------        ------
Income from operations                          11.5           4.7                   204.7

Interest income and other                        1.5          (0.2)                    --
Interest expense                                (0.1)         (1.0)                  (83.3)
                                              ------        ------
Income before income taxes                      12.9           3.5                   361.7
Income taxes                                     3.7           0.9                   451.2

                                              ------        ------
Net Income                                       9.2%          2.6%                  333.2%
                                              ======        ======



NET SALES

         Net sales increased by 27.1 % from $7.7 million for the quarter ended June 30, 1995 to $9.8 million for the quarter ended June 30, 1996. For the first six months of 1996, revenue increased by 23.9% to $18.5 million from $14.9 million for the same period on 1995. These increases were primarily attributable to sales of CodeTEST(TM) and NetROM(TM) tools which were not available in the prior year period , and to increased unit sales of CodeTAP(R). The increases were partially offset by a decline in average selling prices due to an increased proportion of sales represented by lower-priced tools and to a lesser extent was unfavorably impacted by currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools and to a lesser extent include product support revenues. Product support revenues which increased by 15.5% and 11.5% over the prior three month and six month period, respectively, but declined as a percentage of sales from 8.4% and 7.7% of net sales for the quarter ended June 30, 1995 and 1996, respectively and 8.6% and 7.7% of net sales for the six months ended June 30, 1995 and 1996. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months.

         International sales expressed in U.S. dollars increased by 21.5% for the quarter ended June 30, 1996 over the comparable period of 1995, to 46.8% of net sales as compared to 49.0% of net sales in the prior year. For the six months ending June 30, 1996, international sales increased 21.5% over the same period in 1995 representing 47.3% of total sales versus 48.2% in the prior period. The growth rate in both periods for international sales as expressed in U.S. dollars is attributable to increased unit sales which is due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior periods, especially in Japan, sales would have increased an additional
11.5 percentage points for the quarter ended June 30, 1996 and increased an additional 8.0 percentage points for the six months ended June 30, 1996. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. In order to mitigate certain risks associated with exchange rate fluctuations, the Company does hedge a portion of its foreign exchange risk in Japan. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

         The Company's gross profit increased from $5.3 million, or 69.2% of net sales, for the quarter ended June 30, 1995 to $6.9 million, or 71.2% of net sales, for the quarter ended June 30, 1996. For the six months ending June 30, 1996, the company's gross profit increased from $10.3 million to $13.1 million representing 68.9% and 70.9% of net sales respectively. The increases in gross profit as a percentage of net sales was primarily attributable to an increase in the percentage of net sales attributable to newer CodeICE(TM) and CodeTEST products that have lower material and labor costs, and to a lesser extent, increased leverage of fixed and semi-variable manufacturing costs, and favorable cost reductions on certain hardware components. These savings were partially offset by unfavorable currency exchange rate fluctuations.

SALES, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses were $3.3 million or 43.1% of net sales, and $3.7 million, or 38.1% of net sales, for the quarter ended June 30, 1995 and 1996, respectively. For the six month period ended June 30, 1995 and 1996, sales, general and administrative expenses were $6.5 million or 43.8% of net sales, and $7.2 million or 38.8% of net sales, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales headcount. Sales, general and administrative expenses declined as a percentage of net sales due to the Company's ability to leverage certain fixed selling, general and administrative expenses over an increased sales base. Sales, general and administrative expenses include salaries, bonuses, commissions, benefits, depreciation, travel and entertainment, rent, telephone, supplies and promotional costs. The Company expects its sales and marketing expenditures to continue to increase in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $1.6 million, or 20.4% of net sales, and $2.0 million, or 20.5% of net sales, for the quarters ended June 30, 1995 and 1996, respectively. For the six month period ending June 30, 1996 and June 30, 1995, research and development expenses were $3.0 million, or 20.4% of net sales, and $3.8 million, or 20.6% of net sales, respectively. The 28.1% and 25.5% increase in the dollar amount of research and development expenses between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased engineering headcount relating to new product development. Aggregate amounts devoted to product development, prior to offsetting such amounts with external development funding from semiconductor manufacturers, increased from $1.6 million for the quarter ended June 30, 1995 to $2.1 million for the quarter ended June 30, 1996 and from $3.3 million for the six months ended June 30, 1995 to $4.1 million for the six months ended June 30, 1996. Although external product development funding cannot be relied upon, the Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

The Company's interest(net) and other income increased by $209,000 between the comparable three month periods and $445,000 between the comparable six month periods due primarily to an increase in cash and marketable securities from the initial public offering in November 1995 and reduction in debt.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Statements in this report concerning sales, costs, expenses, adequacy of working capital which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business and other risks set forth in the Company's filings with the Securities and Exchange Commission. The Company's performance may also be adversely affected by the ability of its suppliers to provide components and assemblies. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995 which resulted in net proceeds to the Company of $13 million. Among other things, these proceeds were used to purchase short-term investments and equipment, and pay off certain debts. For the six months ended June 30, 1995 and 1996, the Company generated $1,269,000 and $557,000, respectively, of cash from operations; utilized $426,000 and $6.5 million, respectively, of cash for purchases of short-term investments and equipment; and utilized $989,000 and $21,000, respectively, of cash for net debt reduction. As of June 30, 1996, the Company had working capital of $17.4 million, including $12.6 million of cash, cash equivalents and short-term investments.

         The Company believes that the net proceeds from the November, 1995 initial public offering, together with funds from operations and borrowings, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

PART II. -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 22, 1996. The following matters were voted upon by the shareholders with the results as follows:

     (1) The following persons were nominated by the Board of Directors and each was elected to serve as a director until the next Annual Meeting of Shareholders or until his earlier retirement, resignation or removal:
         Robert L. Deinhammer, Anthony Miadich, Elwood D. Howse, Jr., Paul N. Risinger and David E. Stitt.

         The number of votes cast for or withheld for each director nominee was as follows:

              Nominee                             For            Withheld
              -------                             ---            --------

              Robert L. Deinhammer             6,048,704            3,950

              Anthony Miadich                  6,048,704            3,950

              Elwood D. Howse, Jr.             6,048,704            3,950

              Paul N. Risinger                 6,048,704            3,950

              David E. Stitt                   6,048,704            3,950


     (2) The shareholders voted 5,122,264 shares in the affirmative, 152,194 shares in the negative, 4,895 abstained and 773,301 broker non-votes to amend the existing Applied Microsystems Corporation 1992 Performance Stock Plan (the "1992 Plan"), as amended, to increase the number of shares from 1,525,317 shares to 1,755,317 shares and limit the number of shares subject to options that may be granted to any person in any one calendar year.

     (3) The shareholders voted 5,262,078 shares in the affirmative, 13,650 shares in the negative, 3,625 shares abstained and 773,301 broker non-votes to approve the Applied Microsystems Corporation 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserve of 250,000 shares of Common Stock eligible for purchase under the Purchase Plan.

     (4) The shareholders voted 6,048,679 shares in the affirmative, 3,550 shares in the negative and 425 shares abstained to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)      The following exhibits are filed as part of this report.

              10.1 Amendment dated as of March 25, 1996, to Registrant's 1992 Performance Stock Plan, as amended.

              10.2 1996 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.8 to the Registrant's Form S-8 filed April 8, 1996, File No. 333-3396).

              11    Computation of Earnings Per Share

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on August 12, 1996.

                             APPLIED MICROSYSTEMS CORPORATION
                             (Registrant)

                             By    /s/  A. James Beach
                                -------------------------------------
                                  A. James Beach
                                  Vice President, Chief Financial Officer,
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                           Description                                         Page No.

10.1               Amendment dated as of March 25, 1996, to Registrant's 1992                16
                   Performance Stock Plan, as amended.

10.2               1996 Employee Stock Purchase Plan (incorporated by reference from
                   Exhibit 10.8 to the Registrant's Form S-8 filed April 8, 1996, File
                   No. 333-3396).

11                 Computation of Earnings Per Share.                                        17