Form 10-Q
period 1996-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1996-11-12
CIK 1000787

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED
       SEPTEMBER 30, 1996                        COMMISSION FILE NUMBER 0-26778

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

                     Common Stock, Par Value $.01 Per Share
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---      ---
        The number of shares of the registrant's Common Stock outstanding as of November 1, 1996, was 6,585,257.

        This report including exhibits consists of 15 pages. The exhibit index appears on page 14.

                        APPLIED MICROSYSTEMS CORPORATION


                               INDEX TO FORM 10-Q



                                                                                                               PAGE

Part I.     FINANCIAL INFORMATION

Item 1. Financial Statements:

            Consolidated Statements of Income for the quarter and nine months ended September 30, 1996 and
             1995.................................................................................................3

            Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995............................4

            Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995...........5

            Notes to Consolidated Financial Statements............................................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 7

Part II     OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.........................................................................12

            Signatures...........................................................................................13

            Exhibit Index........................................................................................14

            Exhibit 11...........................................................................................15

                        APPLIED MICROSYSTEMS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                           THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------   ------------------------------
                                               1996            1995            1996           1995
                                             --------        --------        --------        --------
                                             (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                           (UNAUDITED)
Net Sales ............................       $  9,711        $  7,828        $ 28,166        $ 22,725
Cost of sales ........................          2,610           2,384           7,974           7,017
                                             --------        --------        --------        --------
Gross Profit .........................          7,101           5,444          20,192          15,708

Operating expenses:
     Sales, general and administrative          3,794           3,366          10,957           9,900
     Research and development ........          2,056           1,548           5,863           4,582
                                             --------        --------        --------        --------
Total operating expenses .............          5,850           4,914          16,820          14,482
                                             --------        --------        --------        --------
Income from operations ...............          1,251             530           3,372           1,226

Interest income and other ............            151               3             444             (20)
Interest expense .....................             (9)            (41)            (36)           (197)
                                             --------        --------        --------        --------
Income before income taxes ...........          1,393             492           3,780           1,009
Income taxes .........................            426              40           1,115             165

                                             ========        ========        ========        ========
Net Income ...........................       $    967        $    452        $  2,665        $    844
                                             ========        ========        ========        ========

Net Income per share .................       $   0.14        $   0.08        $   0.38        $   0.15
Shares used in per share calculation .          7,128           5,578           7,097           5,507


   The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                     1996            1995
                                                                   --------        --------
                                                                   (UNAUDITED)
                                  ASSETS

Current Assets:
     Cash and cash equivalents .............................       $  7,053        $ 12,771
     Short Term Investments ................................          5,943            --
     Accounts receivable ...................................          8,882           7,510
     Inventories ...........................................          3,013           3,145
     Prepaid and other current assets ......................            932             454
                                                                   --------        --------
         Total current assets ..............................         25,823          23,880

Property and equipment, net ................................          2,456           2,212
Other assets ...............................................            712             754
                                                                   ========        ========
         Total assets ......................................       $ 28,991        $ 26,846
                                                                   ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................       $  2,339        $  3,442
     Accrued payroll .......................................          1,865           1,698
     Other accrued expenses ................................            958           1,083
     Deferred revenue ......................................          2,435           1,834
     Current portion of long-term obligations ..............             52              67
                                                                   --------        --------
         Total current liabilities .........................          7,649           8,124

Long-term obligations, less current portion ................             29              68
Shareholders' equity:
     Preferred stock, par value $.01
         Authorized - 5,000,000 shares
     Common stock, par value $.01
         Authorized - 25,000,000 shares
         Issued - 6,577,000 and 6,468,000 shares at
         September 30, 1996 and December 31, 1995,
         respectively ......................................         25,789          25,655
     Cumulative translation adjustment .....................           (296)           (156)
     Accumulated deficit ...................................         (4,180)         (6,845)
                                                                   --------        --------
         Total shareholders' equity ........................         21,313          18,654
                                                                   ========        ========
         Total liabilities and shareholders' equity ........       $ 28,991        $ 26,846
                                                                   ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1996            1995
                                                                  --------        --------
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................       $  2,665        $    844
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization ........................            852             844
Changes in operating assets and liabilities:
     Accounts receivable ..................................         (1,372)           (482)
     Inventories ..........................................            132             368
     Prepaid expenses .....................................           (478)             16
     Other assets .........................................             12            (129)
     Deferred revenue .....................................            601             343
     Accounts payable and accrued expenses.................         (1,061)            884
                                                                  --------        --------
         Net cash provided by operating activities.........          1,351           2,688


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments ...................         (5,943)           --
     Property and equipment additions .....................         (1,065)           (696)
                                                                  --------        --------
         Net cash used in investing activities.............         (7,008)           (696)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock options exercised ..............................            134              29
     Proceeds from long-term obligations ..................           --               918
     Repayment of long-term obligations ...................            (54)           (671)
     Proceeds from notes payable to banks .................           --            14,000
     Repayment of notes payable to banks ..................           --           (15,874)
                                                                  --------        --------
         Net cash used in financing activities ............             80          (1,598)

Effects of foreign exchange rate changes on cash ..........           (141)            269
                                                                  --------        --------
Increase (decrease) in cash and cash equivalents ..........         (5,718)            125
Cash and cash equivalents at beginning of period ..........         12,771           2,072
                                                                  ========        ========
Cash and cash equivalents at end of period ................       $  7,053        $  2,197
                                                                  ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

            The consolidated financial statements for the three month and the nine month periods ended September 30, 1996 and 1995 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1995 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three months and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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

3. INVENTORIES

Inventories consist of:

                    SEPTEMBER 30, DECEMBER 31,
                       1996         1995
                      ------       ------
                        (IN THOUSANDS)

Finished goods        $1,041       $1,275
Work in process          137          155
Purchased parts        1,835        1,715
                      ======       ======
                      $3,013       $3,145
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

RESULTS OF OPERATIONS

The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from comparative prior period in each line item.



                                                                 Percent of                    Period-to-Period
                                                                  Net Sales                    Percentage Change
                                                       --------------------------------    --------------------------
                                                             Three Months Ended               Three Months Ended
                                                                September 30,                 September 30, 1996
                                                           1996              1995              Compared to 1995
                                                       --------------    --------------    --------------------------
Net Sales                                                     100.0%            100.0%               24.1%
Cost of sales                                                  26.9              30.5                 9.5
                                                       --------------    --------------
Gross Profit                                                   73.1              69.5                30.4

Operating expenses:
     Sales, general and administrative                         39.1              43.0                12.7
     Research and development                                  21.2              19.8                32.8
                                                       --------------    --------------
Total operating expenses                                       60.3              62.8                19.0
                                                       --------------    --------------
Income from operations                                         12.8               6.7               136.0

Interest income and other                                       1.6              ----               ----
Interest expense                                               (0.1)             (0.5)              (78.0)
                                                       --------------    --------------
Income before income taxes                                     14.3               6.2               183.1
Income taxes                                                    4.3               0.4               965.0

                                                       ==============    ==============
Net Income                                                     10.0%              5.8%              113.9%
                                                       ==============    ==============

                                                                 Percent of                    Period-to-Period
                                                                  Net Sales                    Percentage Change
                                                       --------------------------------    --------------------------
                                                              Nine Months Ended                Nine Months Ended
                                                                September 30,                 September 30, 1996
                                                           1996              1995              Compared to 1995
                                                       --------------    --------------    --------------------------

Net Sales                                                     100.0%            100.0%               23.9%
Cost of sales                                                  28.3              30.9                13.6
                                                       --------------    --------------
Gross Profit                                                   71.7              69.1                28.5

Operating expenses:
     Sales, general and administrative                         38.9              43.6                10.7
     Research and development                                  20.8              20.2                28.0
                                                       --------------    --------------
Total operating expenses                                       59.7              63.8                16.1
                                                       --------------    --------------
Income from operations                                         12.0               5.3               175.0

Interest income and other                                       1.6              (0.1)               ----
Interest expense                                               (0.1)             (0.9)              (81.7)
                                                       --------------    --------------
Income before income taxes                                     13.5               4.3               274.6
Income taxes                                                    4.0               0.6               575.8
                                                       ==============    ==============
Net Income                                                      9.5%              3.7%              215.8%
                                                       ==============    ==============



NET SALES

        Net sales increased by 24.1% from $7.8 million for the quarter ended September 30, 1995 to $9.7 million for the quarter ended September 30, 1996. For the first nine months of 1996, revenue increased by 23.9% to $28.2 million from $22.7 million for the same period in 1995. These increases were primarily attributable to sales of NetROM(TM) and CodeTEST(TM) tools which were not available in the prior year period, and to increased unit sales of Debug products. The increases were partially offset by a decline in average selling prices due to an increased proportion of sales represented by lower-priced tools and to a lesser extent was unfavorably impacted by currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools and to a lesser extent product support revenues. Product support revenues increased by 30.6% and 17.8% over the prior three month and nine month period, respectively, and continues to represent approximately 8% of total sales. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months.

        International sales expressed in U.S. dollars increased by 17.8% for the quarter ended September 30, 1996 over the comparable period of 1995, to 48.7% of net sales as compared to 51.2% of net sales in the prior year. For the nine months ending September 30, 1996, international sales increased 20.2% over the same period in 1995 representing 47.8% of total sales versus 49.2% in the prior period. The growth rate in both periods for international sales as expressed in U.S. dollars is attributable to increased unit sales which is due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior periods, especially in Japan, sales would have increased an additional 7.8 percentage points for the quarter ended September 30, 1996 and increased an additional 8.0 percentage points for the nine months ended September 30, 1996. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

        The Company's gross profit increased from $5.4 million, or 69.6% of net sales, for the quarter ended September 30, 1995 to $7.1 million, or 73.1% of net sales, for the quarter ended September 30, 1996. For the nine months ending September 30, 1996, the company's gross profit increased from $15.7 million to $20.2 million representing 69.1% and 71.7% of net sales respectively. The increases in gross profit as a percentage of net sales was primarily attributable to an increase in the percentage of net sales attributable to newer debug and recently introduced CodeTEST products that have lower material and labor costs, and to a lesser extent, increased leverage of fixed and semi-variable manufacturing costs, and favorable cost reductions on certain hardware components. These savings were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations.

SALES, GENERAL AND ADMINISTRATIVE

        Sales, general and administrative expenses were $3.4 million or 43.0% of net sales, and $3.8 million, or 39.1% of net sales, for the quarter ended September 30, 1995 and 1996, respectively. For the nine month period ended September 30, 1995 and 1996, sales, general and administrative expenses were $9.9 million or 43.6% of net sales, and $11.0 million or 38.9% of net sales, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales force headcount. Sales, general and administrative expenses declined as a percentage of net sales due to the Company's ability to leverage certain fixed selling, general and administrative expenses over an increased sales base. Sales, general and administrative expenses include salaries, bonuses, commissions, benefits, depreciation, travel and entertainment, rent, telephone, supplies and promotional costs. The Company expects its sales and marketing expenditures to continue to increase in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

        In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company does hedge a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

RESEARCH AND DEVELOPMENT

        Research and development expenses were $1.5 million, or 19.8% of net sales, and $2.1 million, or 21.2% of net sales, for the quarters ended September 30, 1995 and 1996, respectively. For the nine month period ending September 30, 1995 and September 30, 1996, research and development expenses were $4.6 million, or 20.2% of net sales, and $5.9 million, or 20.8% of net sales, respectively. The 32.8% and 27.8% increase in the dollar amount of research and development expenses between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased engineering headcount relating to new product development. Aggregate amounts devoted to product development, prior to offsetting such amounts with external development funding from semiconductor manufacturers, increased from $1.7 million for the quarter ended September 30, 1995 to $2.1 million for the quarter ended September 30, 1996 and from $4.9 million for the nine months ended September 30, 1995 to $6.2 million for the nine months ended September 30, 1996. Although external product development funding cannot be relied upon, the Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

        The Company's interest (net) and other income increased by $180,000 between the comparable three month periods and $625,000 between the comparable nine month periods due primarily to an increase in cash and marketable securities from the initial public offering in November 1995 and reduction in debt.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995 which resulted in net proceeds to the Company of $13 million. Among other things, these proceeds were used to purchase short-term investments and equipment, and pay off certain debts. For the nine months ended September 30, 1995 and 1996, the Company generated $2.7 million and $1.4 million, respectively, of cash from operations; utilized $696,000 and $7.0 million, respectively, of cash for purchases of short-term investments and equipment; and utilized $1.6 million and $54,000, respectively, of cash for net debt reduction. As of September 30, 1996, the Company had working capital of $18.2 million, including $13.0 million of cash, cash equivalents and short-term investments

        The Company believes that the net proceeds from the November, 1995 initial public offering, together with funds from operations and borrowings, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        Statements in this report concerning sales, costs, expenses, adequacy of working capital which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business and other risks set forth in the Company's filings with the Securities and Exchange Commission including the annual report on form 10K. The Company's performance may also be adversely affected by the ability of its suppliers to provide components and assemblies. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will play a key role in future growth. The impact of any of these factors is difficult to predict or forecast.

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

PART II. -  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) The following exhibits are filed as part of this report.


                      11      Computation of Earnings Per Share.

        (B)           Report on Form 8-K

                      The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on November 8, 1996.

                        APPLIED MICROSYSTEMS CORPORATION
                                         (Registrant)

                               By   /s/ A. James Beach
                                    --------------------------------------------
                                    A. James Beach
                                    Vice President, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                      Description                          Page No.

11                     Computation of Earnings Per Share.                15

27                     Financial Data Schedule                           27