Form 10-K
period 1996-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1997-03-31
CIK 1000787

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996     Commission File Number 0-26778

                        APPLIED MICROSYSTEMS CORPORATION
           (Exact name of registrant as specified in its charter)

                              ----------------

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

                              ----------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 1997, as reported on NASDAQ, was $32,017,369. (1)

    The number of shares of the registrant's Common Stock outstanding as of March 20, 1997, was 6,713,120.


    (1) Excludes shares held of record on that date by directors, officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement relating to the registrant's 1997 Annual Meeting of Stockholders to be held on May 30, 1997, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                                                         PAGE
PART I.

Item 1.    Business...................................................     1

Item 2.    Properties.................................................    15

Item 3.    Legal Proceedings..........................................    15

Item 4.    Submission of Matters to a Vote of Security Holders........    16

Item 4A.   Executive Officers of the Registrant.......................    16

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................    17

Item 6.    Selected Financial Data....................................     18

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     18

Item 8.    Financial Statements and Supplementary Data................     27

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................     44

PART III.

Item 10.   Directors and Executive Officers of the Registrant.........     44

Item 11.   Executive Compensation.....................................     44

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................     44

Item 13.   Certain Relationships and Related Transactions.............     44

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K................................................     45

                                 PART I
ITEM 1. BUSINESS

OVERVIEW

    Applied Microsystems is a leading provider of hardware-assisted software tools for the design, debugging and testing of embedded software. The Company believes that, by using its tools, manufacturers are able to improve the quality and performance of their embedded software, reduce development costs and accelerate time-to-market.

INDUSTRY BACKGROUND

    Manufacturers worldwide are making increasing use of embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products. Embedded systems are incorporated within larger electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Embedded systems generally include an embedded microprocessor (often referred to as a microcontroller or MCU), a read-only memory ("ROM"), real-time operating system ("RTOS") software and custom software to implement assigned applications. Embedded systems are used extensively in industries such as internetworking, telecommunications, computer peripherals, office products, medical instrumentation and industrial process control, as well as in consumer markets such as the automotive and entertainment industries. For example, cellular telephone switching systems use embedded systems to coordinate the routing and connection of thousands of simultaneous calls as users move from cell to cell. Use of embedded systems is now widespread among manufacturers of a wide variety of products, including automotive braking systems, hospital patient monitors, airplane flight control systems, modems and facsimile machines, stereo equipment, cellular telephones, automated teller machines and video games.

    Industry sources estimate that embedded microprocessors accounted for more than 90% of all microprocessors sold worldwide in 1995. As the computing power of embedded microprocessors has grown from early 4- and 8-bit architectures to today's 16- and 32-bit architectures, and as unit prices for most embedded microprocessors have declined, manufacturers have been able to incorporate vastly improved features, speed and reliability into their products at relatively low incremental cost. According to industry sources, microprocessors manufactured by Intel, AMD and Motorola account for a majority of the 16- and 32-bit embedded microprocessors purchased annually on a worldwide basis. High-speed 32-bit embedded microprocessors, although currently accounting for a small portion of the overall embedded microprocessor market, represent the fastest growing segment of the embedded microprocessor market, according to industry sources.

    The development of embedded systems using today's high-speed microprocessors requires the design, debugging and testing of substantial amounts of complex custom applications software ("embedded software"), which is typically written in a high-level programming language such as C or C++. As the complexity and volume of such software increases, the need to eliminate performance shortcomings, the potential for programming errors, and the difficulty of thoroughly testing the complete system all increase dramatically. As embedded systems are used increasingly in medical diagnostic equipment, avionics systems and other applications where software errors may have serious consequences, the need for careful debugging and testing of embedded software increases.

    The absence of any visual display, keyboard or other input/output device, and the need to translate embedded software from the engineer's programming language into machine code that can be understood by the embedded microprocessor, both complicate the technical challenge posed by embedded systems development. The software development phase of the process, as well as the system integration phase in which hardware and software are first operated together, are highly iterative, error-prone and time-consuming phases during which software bugs and system errors are identified and remedied. Following system integration, during the system test and validation phase, the performance and reliability of the embedded software are assessed, typically by means of relatively incomplete and time-consuming testing procedures.

    As the volume and complexity of embedded software have increased in recent years, the Company believes that many manufacturers have come to view the design, debugging and testing of embedded software as a bottleneck that may impede the timely development of new products. In an effort to address the complex challenges posed by these necessary tasks, manufacturers typically purchase development tools from third-party vendors. A variety of alternative technical solutions are available to help embedded systems developers in their efforts to shorten product development cycles and deliver high-quality, reliable products. These solutions fall into two major groups: software-only solutions and hardware-assisted software solutions.

    Software-only solutions, such as ROM monitors and high-level language debuggers, reside partially in the embedded system and partially on the software engineer's workstation or personal computer. These products have the advantage of relatively low cost and ease-of-use, but require extra system memory and an input/output path, one or both of which may not exist in the embedded system's design. They also are vulnerable to complete system failures (or "crashes") and can interfere with the real-time behavior of the embedded system. These drawbacks render such software-only solutions less effective for many applications, especially those in which the embedded system must deal with multiple, high-speed, random inputs where timing considerations are critical.

    Hardware-assisted software solutions, such as in-circuit emulators and logic analyzers, utilize both software and hardware components in performing design, debugging and testing functions. In an emulator, for example, the software component resides partially on the engineer's workstation and partially within the emulator's hardware. An emulator's hardware includes control, communications and memory components, connected to the embedded system's circuitry through a "probe" which replaces or attaches to the embedded microprocessor. Both the software and hardware components of a hardware-assisted software tool are generally designed for use with a specific type of embedded microprocessor. By emulating the embedded microprocessor and its memory, emulators can perform design and debugging functions at earlier stages of the development process than software-only solutions. Emulators are also less susceptible to system crashes, can provide the software engineer with broader features and capabilities, and allow operation of the embedded system in real-time with minimal interference from the tool. Hardware-assisted software solutions, however, are typically more expensive than software-only solutions, and historically have been relatively difficult to learn to use and to operate.

    Both software-only and hardware-assisted software solutions, although capable of performing some basic testing functions, have traditionally been used primarily for debugging embedded systems. Neither class of tools has historically been optimized to perform a broad range of tests for embedded software. As a result, real-time testing of embedded software has remained an especially difficult problem for which the tools available to software engineers have provided limited solutions.

    In their efforts to remain competitive, manufacturers are increasingly faced with the demands of two fundamental but conflicting pressures. As they incorporate increasing numbers of 16- and 32-bit embedded microprocessors into their products, these manufacturers must hire more software engineers, develop more embedded software, and intensify their debugging and testing efforts, all of which tend to lengthen product development cycles or increase development costs. At the same time, competitive demands for technologically superior products without corresponding cost increases and decreasing electronics product life cycles create pressures to minimize development costs and time-to-market. The Company's products are designed to help electronics manufacturers respond successfully to both of these conflicting demands.

THE APPLIED MICROSYSTEMS SOLUTION

    The Company is a leading provider of hardware-assisted software tools for the design, debugging and testing of embedded software. Its software design and debugging tools, including CodeICE, CodeTAP, SuperTAP and EL Series in-circuit emulation devices and NetROM ROM emulator, enable software engineers to observe and control software functions in a high-level programming language during the design and system integration phases of embedded software development. The Company's CodeTEST software testing tools are designed to measure the performance and reliability of embedded software in a minimally intrusive manner, as well as the adequacy of the test process itself, and to present these measurements in a format designed to be understood easily by software engineers. Additionally, the Company's recently announced VSP/TAP-TM-/Eagle co-verification tools allow a project team to simulate their entire design, both hardware and software, prior to committing to expensive custom integrated circuits and printed circuit boards. The Company's tools are used in a variety of industries characterized by rapid technological advances and competitive pressures to shorten development cycles, with a resulting need for extensive debugging and testing of embedded software prior to product release. The Company believes that, by using the Company's tools, customers are able to improve the quality and reliability of their embedded software and the performance of their products, shorten product development cycles, increase engineering productivity and reduce overall embedded systems development costs.

    The Company's products support a broad range of 16- and 32-bit embedded microprocessors manufactured primarily by Intel, AMD and Motorola. Its tools are designed to run at the highest clock speeds of the microprocessors supported by the Company, which allows debugging and testing to be conducted in real-time. Each of the Company's products includes two specialized components: a hardware probe that replaces or attaches to the embedded microprocessor, and software that resides in the hardware and on the engineer's workstation. The hardware component provides an input/output path through which the software engineer can observe and in certain cases control the microprocessor's execution of software. The software component permits the engineer to observe, test or control embedded software functions in a high-level programming language and at real-time speeds without significantly interfering with the embedded system's performance. The hardware and software components of the Company's tools work together to perform design, debugging and testing tasks, and are designed specifically for use with a particular type of embedded microprocessor. In addition to supporting a broad range of embedded microprocessors, the Company's tools offer a variety of easy-to-use features and capabilities, across a range of prices.

BUSINESS STRATEGY

    The Company's principal business objective is to be the leading worldwide provider of tools for use in the design, debugging and testing of embedded software. The central elements of the Company's business strategy include:

        MAINTAIN TECHNOLOGY LEADERSHIP. The Company has established a technology leadership position in a number of areas, including emulator speeds, emulator form factors, embedded software testing tools and hardware/software co-verification. Through the use of ASICs and certain hardware design techniques, the Company has been able to develop smaller tools capable of operating at the highest clock speeds of the microprocessors supported by the Company. With its patented CodeTAP design, the Company believes it was the first to provide emulation capabilities in a pocket-sized form factor. It believes that its CodeTEST tools are the only commercially available tools to offer a broad range of real time testing capabilities to embedded software developers. It also believes that its VSP-TAP tools, introduced in September, 1996, are the first tools available that allow developers to use the actual microprocessor to integrate and verify software and hardware early in the design cycle, before physical hardware is available. The Company intends to continue expanding these and other technologies in order to enhance its competitive position.

        OFFER COST-EFFECTIVE SOLUTIONS. The Company's pocket-sized CodeTAP and its more fully featured SuperTAP and CodeICE products utilize advanced hardware designs to reduce both the size and cost of high-speed emulation. The Company believes that, by using a combination of its emulation products, customers can reduce the per-engineer cost of equipping increasing numbers of software engineers. Most of the Company's products have a common user interface, which reduces customer retraining costs.

        BROADEN PRODUCT OFFERINGS. The Company plans to continue its focus on products that enable embedded systems developers to shorten product development cycles while at the same time addressing the increasing complexity of embedded software designs. For example, the Company's CodeTEST tools offer embedded software developers a previously unavailable range of testing capabilities. The Company intends to leverage its customer base by expanding its product offerings to address additional needs within the embedded software development process. In order to achieve these objectives, the Company intends to pursue internal product development and to explore potential acquisitions of other businesses, products or technologies in related market segments.

        TARGET HIGH-GROWTH EMBEDDED SYSTEMS SECTORS. The Company focuses its product development and marketing efforts on tools for use with those microprocessors that it believes are most commonly specified for use in embedded system design starts. Its tools are designed for use predominantly with embedded microprocessors produced primarily by Intel, AMD and Motorola, which together account for a majority of 16- and 32-bit embedded microprocessors purchased annually on a worldwide basis. Currently, the Company's marketing efforts are concentrated principally on industries which it believes are experiencing rapid growth in design starts, such as internetworking, telecommunications and computer peripherals.

        PURSUE STRATEGIC RELATIONSHIPS. The Company intends to enter into an increasing number of development, marketing and other strategic relationships in order to expand sales and broaden its product offerings. The Company maintains close working relationships with Intel, AMD and Motorola to coordinate the design of its tools for use with their embedded microprocessors, and engages in joint sales activities with these manufacturers. The Company also participates in cooperative marketing activities and, in certain cases, reselling, licensing or joint product development arrangements with providers of other embedded systems development tools, such as compilers, debuggers and RTOS software and CAE vendors.

o EMPHASIZE GLOBAL DIRECT SALES. The Company believes that both customer loyalty and the effectiveness of its sales force are enhanced by relying principally on direct sales employees, both domestically and internationally. The Company believes that its substantial international sales, which accounted for over 47.6% of net sales in 1996, allow it to maintain close working relationships with major semiconductor manufacturers, take advantage of worldwide growth in embedded systems development and serve the needs of multinational customers.

PRODUCTS

    The Company provides design, debugging and testing tools for use principally by software engineers in the development of embedded software. The Company designs its products to support a broad range of 16-and 32-bit embedded microprocessors primarily manufactured by Intel, AMD and Motorola, and to run at the highest clock speeds of the microprocessors supported by the Company. The Company's products are designed to address three distinct requirements of embedded software developers: software design and debugging, testing, and hardware/software co-verification tools.

    The Company's products generally enable engineers to perform debugging functions in high-level programming languages, such as C or C++, and operate on IBM-compatible personal computers or engineering workstations produced by Hewlett-Packard or Sun Microsystems. The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products (including certain of those produced by Integrated Systems, Microtec Research and Wind River) and to read file format output from compatible compilers (including certain of those produced by Borland, GNU, Intel, Microsoft and Microtec Research).

    The majority of the Company's tools are designed specifically for use with a particular type of embedded microprocessor. As a result, customers desiring to utilize the Company's tools for a different microprocessor must purchase either a new version of the Company's tools or, where available, an upgrade package. Although software engineers often require considerable training in order to realize the full benefit of the Company's design and debugging tools, the Company's products generally employ a common user interface within a family of microprocessor, which reduces customer retraining costs.

SOFTWARE DESIGN AND DEBUGGING TOOLS

    The Company manufactures a wide range of hardware-assisted software tools for the design and debugging of embedded software. These in-circuit microprocessor and ROM emulators are utilized primarily by software engineers during the highly iterative software development and system integration phases of the embedded systems development process. To a lesser extent, they are also used by software engineers for low-level testing of software functions and by hardware engineers in system integration and troubleshooting their designs.

    The Company's in-circuit microprocessor emulators perform four basic functions (the Company's ROM emulators support a subset of these functions):

o DOWNLOAD AND RUN CONTROL--the ability to load the developer's software program into the system under development, to specify predetermined events or problems that may occur in the course of software execution, to stop system operation upon such an occurrence and to resume operation at the desired point after any alterations have been made to the system or software.

    o EXECUTION TRACE the ability to detect, observe and provide an execution history of detailed software instructions and flow by collecting this data in a minimally intrusive manner in the probe's random access memory, a capability particularly important in identifying bugs or timing problems, or in reconstructing the events leading up to a system failure.

    o OVERLAY MEMORY the ability to replace the system's memory with memory residing in the emulator where embedded software can be debugged and modified easily before it is permanently "burned into" the system's ROM.

    o HIGH-LEVEL LANGUAGE DEBUGGING the ability to display source code, data and relevant RTOS information, and to control each of the tool's other basic functions through a high-level language interface to the system under development.

    The Company offers a broad selection of hardware-assisted software design and debugging tools with a variety of features and prices. The Company's principal software design and debugging tools include its EL Series emulators, originally introduced in 1989 and now subject to limited continuing development; its CodeICE product, introduced in 1994 as an economical, next-generation alternative to traditional chassis emulators; its pocket-sized CodeTAP product, which was reengineered in 1993; its SuperTAP product, introduced in 1996, incorporates the features of a CodeICE product in a form factor only slightly larger than a CodeTAP; and its NetROM product, which provides low cost target ethernet access and memory substitution. The Company believes that the breadth of its product offerings enables manufacturers to reduce the per-engineer cost of equipping increasing numbers of software engineers with hardware-assisted software tools by using a combination of more expensive CodeICE, or EL Series emulators, mid-priced SuperTAP emulators and more economical CodeTAP and NetROM emulators. The following table highlights key characteristics pertaining to the Company's software design and debugging tools:


                                                              PRINCIPAL
                ARCHITECTURE/     PRICE     CURRENT         MICROPROCESSOR
MODEL            FORM FACTOR      RANGE     PRODUCTS        FAMILIES SERVED            CORE CAPABILITIES
--------------- --------------  ---------  -----------  -----------------------    ------------------------
EL Series       Modular,         $15,000     40 Mhz      Intel 80960CX;            Full-featured emulation;
                multi-board        to                    Motorola 68000, 68302,    up to 4Mb overlay memory;
                architecture/    $50,000                 68330/340/360             advanced trace and event
                desktop form                                                       system
                factor

CodeICE         Motherboard      $15,000     66 Mhz      Intel 80960JX; 80960HX,   High-speed, full featured
                architecture/      to                    80960 RP; Motorola        emulation; up to 16Mb
                compact          $35,000                 68020/30/40/60,           overlay memory; advanced
                desktop form                             MCF5102                   trace and event systems.
                factor

SuperTAP        Single-board     $12,000     40 Mhz      Intel 80186, 80386;       High-speed, full featured
                architecture/      to                    AMD 80186, 80386;         emulation; up to 16Mb overlay
                pocket-sized     $20,000                 Motorola PPC 860          memory; advanced trace and
                form factor                                                        event systems.

CodeTAP         Single-board      $3,000     40 Mhz      Intel 80186, 80386,       Limited to features frequently
                architecture/       to                   80960 CX, 80960 HX,       used by software engineers; up
                pocket-sized      $12,000                80960 RP; AMD 80186,      to 1Mb overlay memory; modest
                form factor                              80386; Motorola CPU       trace and event systems.
                                                         32, 68331/2;

NetROM          Single-board      $6,000     Access      Many different 8, 16      Memory overlay, target connection
                architecture        to       time > 45   and 32 bit ROM            through ROM, integrated w/3rd
                with probing      $8,200     ns          devices                   Party Software
                cables


    The Company intends during 1997 to continue developing additional software design and debugging tools for use with certain embedded microprocessors, which are intended to operate at the increased processing speeds of certain of such microprocessors, as indicated in the above table.
In addition to the products listed above, the Company believes it will be necessary to develop additional products to support existing and future microprocessors, as well as to continue to enhance and broaden its user-interface technology. The process of developing such additional products is subject to the challenges and uncertainties normally associated with product development, and there can be no assurance that the Company will be able to complete these development efforts successfully or in a timely manner.

SOFTWARE TESTING TOOLS

    The company produces a line of software testing tools called CodeTEST, which are designed specifically to offer a broad range of testing capabilities to developers of embedded software. These tools were introduced in November, 1995, and are designed to measure the performance and reliability of embedded software, as well as the adequacy of the test process itself, in a minimally intrusive manner, and to present these measurements in a format designed to be understood easily by software engineers. These products are expected to be utilized by software engineers during the software development, system integration, and system test and validation phases of embedded systems development.

    CodeTEST software testing tools are designed to perform four basic functions:

   o COVERAGE ANALYSIS the ability to measure the percentage of a software program's routines actually exercised by certain tests, to identify redundancies among tests, to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period, and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

   o PERFORMANCE ANALYSIS the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization, and to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

   o MEMORY ALLOCATION ANALYSIS the ability to monitor the use of memory during software execution, and to identify likely "memory leaks" and other memory allocation errors, in order to improve programming reliability and aid in minimizing the size and cost of the embedded system's memory.

   o SOFTWARE EXECUTION TRACE the ability to observe software functions from the source code level to the task level at any point in execution history, in order to address software performance or memory problems.

    The CodeTEST line includes four software modules sold separately, one for each of the above functions, and a separate hardware probe designed for use with a specific embedded microprocessor. CodeTest support includes probes for Intel 80960 JX, HX, and CX, Intel 80C186/188 EA and XL, AMD 186/188, Motorola 68020, 68030, 68040, 68060, 68HC000, 68EC000, 68340, 68360, PPC860, VME Bus,
and a microprocessor universal probe. The Company plans to support additional embedded microprocessors with additional releases during 1997, but there can be no assurance as to the success or timeliness of such development efforts. Prices for the Company's software testing tools range from $11,000 to $30,000, depending on the software modules purchased.

HARDWARE/SOFTWARE CO-VERIFICATION TOOLS

    The Company entered into an agreement in April, 1996, with Eagle Design Automation, to distribute worldwide, their Eaglei-TM- products of hardware/software co-verification tools for the embedded market and to jointly develop interface products that allows both companies products to work together. When combined with a hardware simulator, designers can use Eaglei to integrate hardware and software without waiting for the actual prototype.

    In September, 1996, the Company announced the first result of their joint effort with Eagle, VSP-TAP-TM-. VSP-TAP enables a high speed connection from an Applied debug tool (with the actual target processor) to many commercially available hardware simulators through Eaglei. For the first time, embedded developers can use the actual microprocessor with full software debug interfaces to integrate and verify software and hardware early in the design cycle, before physical hardware is available, when errors can be detected and corrected much faster and at lower cost than at the physical prototype stage. Applied's first VSP-TAP supports Intel's 80960Hx microprocessor. No significant revenue was recognized from this new product area in 1996.

CUSTOMERS

    The Company's sales are presently concentrated primarily in the internetworking, telecommunications and computer peripherals segments of the electronics industry. The following table sets forth representative industries and customers for the Company's products, and representative applications for embedded microprocessors supported by the Company's products:


INDUSTRY                                  REPRESENTATIVE CUSTOMERS                REPRESENTATIVE APPLICATIONS
---------------------------  --------------------------------------------------  ------------------------------
Internetworking              Bay Networks               Hitachi                   ATM Equipment, Bridges,
                             Cabletron                  Hughes Network Systems    Concentrators, Hubs, ISDN
                             Cascade Communications     Toshiba                   Equipment, Network Cards,
                             Cisco                      Newbridge                 Routers
---------------------------------------------------------------------------------------------------------------

Telecommunications           Alcatel                    NORTEL                    Cellular Phones, Central
                             AT&T                       NTT                       Office Switches, Pagers,
                             Dialogic                   OKI Electric              PBXs, Satellite
                             Ericsson                   Qualcomm                  Communications,
                             GPT Communications         Samsung                   Teleconferencing, Telephone
                             Lucent                     Siemens                   Swithches, Voice Mail
                             Matsushita                 Tellabs                   Systems
                             Mitsubishi                 Toshiba
                             Motorola
---------------------------------------------------------------------------------------------------------------

Computer Peripherals/        Canon                      LG Electronics             Copiers, Disk Drives, Fax
  Office Products            Eastman Kodak              Lucent                     Machines, Modems, PC
                             Fuji Xerox                 Ricoh                      Plug-In Cards, Printers
                             Fujitsu                    Samsung
                             Hewlett-Packard            Storage Technology
                             Hitachi                    Tandem
                             IBM                        Unisys
---------------------------------------------------------------------------------------------------------------

Other                        Acuson                     Physio-Control              Bar Code Scanners,
                             Allen Bradley              Puritan Bennett             Defibrillators, Global
                             PT                         Siemens                     Positioning Systems, RAID
                             EMC                        Tektronix                   Controllers, Test
                             GEC Marconi                Westinghouse Electric       Instrumentation,
                             Intermec                   Zexel                       Ultrasound, Video Games
                             IGT


    Although the composition of the Company's customers has changed from year to year, a relatively limited number of customers have historically accounted for a substantial portion of the Company's net sales. In addition, sales to leasing and rental companies have become an increasingly significant portion of net sales, particularly sales to leasing and rental companies serving customers in Japan. During 1996 and 1995, sales to Orix Rentec, a leasing and rental company in Japan, accounted for 10.1% and 10.6% of net sales, respectively. The Company expects that a substantial portion of its net sales will continue to be concentrated among a relatively limited number of customers for the foreseeable future and that, so long as sales in Japan remain a significant portion of net sales, sales to leasing and rental companies will continue to constitute a significant percentage of net sales. Increased sales to leasing and rental companies could adversely affect the Company's net sales, as products purchased by such companies may be used by more than one customer. However, in Japan, customers are more likely to finance equipment acquisitions through leasing or rental arrangements, and, as a result, sales to leasing and rental companies in Japan should not adversely affect net sales. Other than its distributor agreements, the Company currently has no long-term contracts with any of its customers, and sales are generally made pursuant to purchase orders.

SALES, MARKETING AND CUSTOMER SUPPORT

    The Company markets its products and services primarily through its domestic and international direct sales organization. As of December 31, 1996, the Company had 68 sales employees worldwide, including 40 sales and field application engineers located at the Company's headquarters and in five direct sales offices throughout North America, and in the Company's wholly-owned subsidiaries in Japan, Germany, France and the United Kingdom. Due to the highly technical nature of its products, the Company believes that an important aspect of its direct sales strategy is the technical support and training provided to customers, and that a high level of customer service and support is critical to customer adoption and successful utilization of design, debugging and testing technology. The Company's field application engineers offer ongoing support and product demonstration, and assist customers to incorporate the Company's design, debugging and testing tools into their design process. Support for international customers is provided by field support engineers from the Company's overseas direct sales offices, with assistance from field application engineers located at the Company's headquarters in Redmond. The Company also offers its customers renewable annual service contracts which entitle customers to receive technical and emergency support, as well as software updates and hardware repair.

    International sales represented 46.1%, 48.7% and 47.6% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales through the Company's subsidiary in Japan accounted for 29.9%, 33.5% and 33.3% of the Company's net sales in 1994, 1995 and 1996, respectively. The Company also has international distribution agreements covering 24 countries. Sales to the Company's international distributors in 1994, 1995 and 1996 accounted for approximately 12%, 13.2% and 11.0%, respectively, of the Company's net sales. Generally, the Company's agreements with its international distributors have a term of 12 months and are exclusive on a country-by-country basis.

    The sale of software development tools in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, longer payment cycles, foreign collection problems, and military, political and transportation risks. The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies. As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease of unit sales to foreign customers. For example, the Company estimates that currency fluctuations affecting sales by the Company's foreign subsidiaries, especially in Japan, accounted for 3.4% increase and a 7.0% decrease in the Company's net sales in 1995 and 1996, respectively. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions. Sales of the Company's products in Japan, in particular, are subject to the risks associated with trade tensions between the United States and Japan, which could adversely affect the volume of U.S.-manufactured microprocessors purchased by Japanese embedded systems developers, thus reducing the need for the Company's products in Japan. The Company expects that international sales, in particular sales in Japan, will continue to account for a significant portion of the Company's net sales in the future.

    The Company participates in cooperative marketing activities with other embedded systems development tools providers and embedded microprocessor manufacturers, such as Intel, AMD, Motorola, Microtec Research division of Mentor Graphics, Integrated Systems and Wind River Systems. These relationships enable the Company to further leverage its technical capabilities, customer relationships and international sales and support infrastructure. The Company believes that developing and maintaining these relationships is important to its ability to achieve broad market penetration. The Company's marketing efforts also include attending trade shows, publishing articles and advertising in trade magazines and journals, direct mail and product demonstrations. The Company also maintains a home page on the World Wide Web at http:\\www.amc.com.

    The time between order and delivery of the Company's products is often quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a backlog of unfilled orders and believes a backlog is neither significant to an understanding of its business nor representative of potential revenue for any future period.

COMPETITION

    The market for tools used in the development of embedded software is fragmented, highly competitive and characterized by relatively low barriers to entry, with over 50 providers offering technical solutions to address the design and debugging, testing and co-verification needs of embedded software developers. This market is also subject to rapid change, as technological developments create new needs and render prior technical solutions obsolete. The Company's ability to compete successfully in this market will depend on its ability to develop and introduce new products and features that address the increasingly sophisticated needs of its customers, to respond to technological advances, emerging industry standards and practices and competitive developments, and to implement relationships and acquisitions that enable it to broaden its product offerings.

    The principal competition for the Company's hardware-assisted software design and debugging tools comes primarily from Hewlett-Packard, from various other domestic and international providers of in-circuit emulators, many of which focus primarily on developing products to support either Intel or Motorola microprocessors, and, to a lesser extent, from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators. The Company anticipates that competition for its CodeTEST product line will come principally from domestic providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by CodeTEST tools. The Company believes that at present there are no other commercially available testing products that offer the ability to perform both coverage analysis and memory allocation analysis on embedded software, although there can be no assurance that competitors will not develop such products in the future. For its recently introduced co-verification tools, the Company's major competition is currently from Mentor Graphics. The Company expects other domestic CAE (computer aided engineering) vendors to offer products in the future. The Company has also historically experienced competition from the engineering departments of major manufacturers, which occasionally develop internal technical solutions to their design, debugging or testing problems.

    Competition among providers of embedded software design and debugging, testing, and co-verification tools focuses on a variety of factors, including the availability of tools that are compatible with the customer's chosen embedded microprocessor, engineering workstation and other software development equipment; performance characteristics and features such as high-speed processing, real-time visibility and control, high-level programming language and ease-of-use; product reliability; price/performance characteristics; customer service and worldwide support; and product availability and delivery time. The Company believes that the relative importance of each of these factors to a prospective customer varies for each development project depending upon the complexity of the embedded system design, the microprocessor to be used, the project development schedule and the software engineer's budget and experience level. The Company believes its products are most competitive in situations involving high-speed, complex 16- and 32-bit microprocessor designs.

    The Company anticipates that the embedded systems development market is likely to experience consolidation as providers of various embedded software development tools strive to broaden their product offerings. The Company expects competition to increase from both established and emerging companies. The Company believes that much of its competition is now, and will increasingly be, from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and greater name recognition, than the Company. To compete effectively, the Company may find it necessary to enter into alliances with other providers, or to acquire other technologies or product lines, in order to broaden its product offerings. Some of the Company's competitors bundle their design and debugging solutions with sales of other embedded systems development products, and the Company anticipates that such competitive tactics may increase as competitors broaden their product offerings. Major semiconductor manufacturers have increasingly been incorporating features into their newer embedded microprocessors which facilitate visibility into and control over internal software debugging functions. This trend may further lower technological barriers to entry and encourage new or lower-cost competition, and could render the Company's technologies or products wholly or partially unnecessary or obsolete. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. If the Company is unable to compete successfully against current and future competitors, its business, financial condition and results of operations will be materially adversely affected.

MANUFACTURING

    The Company's manufacturing operations consist of the procurement and inspection of parts and components, assembly, software duplication, and extensive testing of components and finished products. The Company's products incorporate the Company's proprietary software, as well as software licensed from others. The Company conducts virtually all steps of the assembly process, including board assembly, at its facility in Redmond, Washington. The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production.

    The Company thoroughly inspects and tests its products during the manufacturing process and tests finished products using tests designed and developed internally based on the custom requirements and functionality of the product. In addition, the Company's products undergo thorough quality inspection and testing, including "burn-in" procedures throughout the manufacturing process to ensure the quality and reliability of the Company's products. The Company also requires that all employees involved in the assembly process undergo thorough training. The Company was ISO 9002 certified in December, 1995. The Company warrants that its hardware, software and mechanical parts will be free from defects in materials and workmanship for 90 days domestically and from 90 days to one year internationally depending on the product and location.

    The Company pursues a strategy of using the latest high-performance hardware components in the manufacture of its software development tools. A number of these product components, such as microprocessors, ASICs, standard integrated circuits, memory chips, connectors and cables, are available only from a single source or a limited number of distributors. The Company has entered into agreements with a number of its vendors that include provisions requiring the vendor to maintain specified levels of key parts and components. In addition, due to high demand and limits on production, it is typical for a number of key components to be on "allocation" at any given time. There can be no assurance that the Company will be able in the future to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms. The Company has a limited ability to avoid or offset future price increases by suppliers of key components. If the Company were in the future to experience significant delays, interruptions or reductions in its supply of key components, or unfavorable price terms, its business, financial condition and results of operations could be materially adversely affected.

    Although the Company's customers occasionally forecast projected purchase requirements in advance of shipment dates, more frequently customers order on an as-needed basis and products are often shipped within a few weeks after an order is received. As a result, the Company's ability to plan production and inventory levels is limited. The need for immediate delivery by many customers, as well as the numerous products and configurations sold by the Company, requires the Company to maintain a relatively high level of parts in inventory.

    The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject the Company to liability. The Company does not believe such liability would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company has made and intends to continue making substantial investments in the development of new technologies and products. Because of the competitive importance of offering tools that are compatible with the particular microprocessors and other equipment to be used in developing embedded systems, tool providers are under continuing pressure to support major new families of embedded microprocessors, as well as advances in other development equipment. The Company believes that its future growth and financial performance will depend heavily on its ability to enhance its existing products, develop and introduce new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances, emerging industry standards and practices and competitive developments.

    A major portion of the Company's annual research and development budget is devoted to the development of tools for use with new embedded microprocessors, particularly those 16- and 32-bit microprocessors which the Company believes are most commonly specified for use in embedded system design starts. The timing of development of certain of the Company's products may be accelerated by external development funding provided by the manufacturer of the particular embedded microprocessor for which the tool is to be designed. In general, however, there can be no assurance that the Company will be able to anticipate levels of future usage of particular new embedded microprocessors so as to allow timely development of related tools, that tools for use with particular embedded microprocessors will be developed successfully or in a timely manner, or that new embedded microprocessors for which the Company has developed tools will be released successfully or in a timely manner by their manufacturers.

    The Company intends to continue to enhance and expand its existing product lines and to offer new or additional products for the embedded systems software development market. While the Company expects that many of these product enhancements and new products may be developed internally, the Company may also, based on timing and cost considerations, seek to expand its product offerings through acquisitions, technology licensing or joint development relationships with other providers. There can be no assurance that the Company's efforts to enhance its existing products or develop new products will be completed successfully or in a timely manner, or that such enhancements or new products will achieve market acceptance. The Company has in the past experienced delays in product development and there can be no assurance that the Company will not experience similar delays in the future. If the Company is unable, for technological or other reasons, to develop and introduce new products or features in a timely manner and achieve market acceptance, its business, financial condition and results of operations will be materially adversely affected.

PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to protect its technology and to preserve its trade secrets. Although the Company relies primarily upon continuing technological innovations, trade secrets and know-how to develop and maintain its competitive position, it also relies on a combination of patent, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has limited patent protection, and there can be no assurance that any patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged or circumvented by competitors. There can be no assurance that the trade secrecy and other measures taken by the Company will be adequate to prevent or deter misappropriation of its technology, or that competitors will not be able independently to develop technologies having similar functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have an adequate legal remedy to prevent or seek redress for future unauthorized misappropriations of the Company's technology. The Company has been issued two U.S. patents and a Japanese patent covering certain technology incorporated in the Company's CodeTAP product. A corresponding European patent application has been published for purposes of opposition, and a competitor has filed an opposition which is presently under review. If the opposition is dismissed, the European patent will be registered in France, Germany and the United Kingdom. The U.S. patents will expire in 2010 and the foreign patents will expire in 2011.

    The embedded systems development market is characterized by rapid technological change, with frequent introductions of new products and technologies. As a result, industry participants often find it necessary to develop products and features similar to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe the patents of others. Accordingly, the Company's current and future products and processes, or uses thereof, may conflict with patents that have been granted or may be granted to competitors or others. Such competitors or others could bring legal actions against the Company or its customers, claiming damages and seeking to enjoin manufacturing, marketing or use of the affected product or processes. Similarly, the Company may in the future find it necessary to commence litigation in order to enforce and protect its proprietary rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's resources and result in a significant diversion of management attention. If the outcome of any such litigation were adverse to the Company or its customers, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition to any potential liability for damages, the Company or its customers could be enjoined from continuing to manufacture or market the affected product or use the affected process, and could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. There can be no assurance that the Company or its customers would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all .

    Third parties have in the past made patent infringement claims against the Company. In certain cases, the Company has resolved these claims by obtaining a license to the technology. The Company has also asserted claims of infringement of its trade secrets and certain of its patents against various competitors and in one instance has brought suit to protect trade secrets and enforce patent rights relating to its CodeTAP product. In that instance, the competitor settled by paying damages for past infringement and obtaining a license to the patented technology. The Company is currently involved in the initial stages of disputes concerning potential patent infringement relating to the same technology by two other competitors, both of which have asserted various defenses, including prior art, and one of which has filed an opposition to the Company's European patent relating to such technology. There can be no assurance as to the outcome of any pending or future claims, litigation or proceedings involving the Company's proprietary rights.

    Although the Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its existing products, as it continues to develop new products and features it anticipates that it may find it desirable or necessary to obtain other nonexclusive or exclusive licenses from third parties entitling it to use certain technologies or software solutions. There can be no assurance that such licenses would be available to the Company on acceptable terms, if at all. The Company currently has licenses to several software programs, which are used in its design, debugging and testing products. Termination of any such agreement, or failure to renew any such agreement upon its expiration with respect to products the Company intended to continue to market, would require product redesign and could significantly increase the cost to the Company of manufacturing such products and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's loss of or inability to obtain necessary or desirable licenses from third parties could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1996, the Company had 234 employees, of whom 200 were based in the United States and 34 were based overseas. Of the total, 121 were engaged in Sales, General and Administrative, 73 were in research and development and 40 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 59,000 square-foot building in Redmond, Washington that is leased through May 31, 2001. The Company also leases five other domestic sales and support offices in the United States and five international sales offices in Japan, France, Germany and the United Kingdom. The Company believes that its facilities are adequate to satisfy its projected requirements, including its requirements for production capacity into 1997 and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    Neither the Company nor its properties are currently subject to any material legal proceedings. See "--Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:

NAME                                                        AGE                           Position
-----------------------------------------------------       ----  -----------------------------------------------------
Robert L. Deinhammer                                          51  President, Chief Executive Officer and Director
A. James Beach                                                40  Vice President, Secretary, Treasurer and Chief
                                                                  Financial Officer
Douglas A. Fullaway                                           45  Vice President, Worldwide Sales
Brian Crowley                                                 36  Vice President and Division General Manager
Larry Ritter                                                  38  Vice President and Division General Manager

    Robert L. Deinhammer joined the Company in May 1992 and has served as its President, Chief Executive Officer and a Director since July 1992. Before joining the Company, he served as an independent consultant from January 1991 to July 1992, and held senior management positions at several high-technology companies, including President and Chief Operating Officer of ADAC Laboratories from May 1985 to December 1990. From April 1984 to May 1985, Mr. Deinhammer served as President and Chief Operating Officer of Silicon General, after serving as Vice President and General Manager of one of its operating divisions from April 1979 to March 1984.

    A. James Beach has served as the Company's Vice President and Chief Financial Officer since October 1992, and was elected Secretary and Treasurer in November 1992. Before joining the Company, Mr. Beach spent eight years at Microcosm Inc., where he served as Vice President of Finance & Administration from June 1984 to October 1988 and as President and General Manager from October 1988 to May 1992. Microcosm Inc. was acquired by Microtek International Inc. in April 1990. From April 1980 to June 1984, he served as a senior auditor with the Technology and Emerging Business Practice at the accounting and consulting firm of Deloitte & Touche.

    Douglas A. Fullaway has served as the Company's Vice President, Worldwide Sales, since January 1995, after serving as Vice President, International Sales from November 1993 to December 1994. Prior to joining the Company, Mr. Fullaway held positions of increasing management responsibility at Mentor Graphics Corporation from January 1984 to October 1993, including Pacific Rim General Manager from August 1987 to August 1989, European Operations Manager from August 1985 to August 1987 and Manufacturing Manager from January 1984 to August 1985. From 1980 to 1983, he was employed by Tektronix Inc. in a variety of operational positions.

    Brian Crowley joined the Company in May 1986 and served in positions of increasing engineering and management responsibility. Mr. Crowley was named Director of Engineering in August 1992 and was elected Vice President and Division General Manager in February 1996. Prior to joining the Company, Mr. Crowley served as a design engineer at Sigma Research.

    Larry Ritter joined the Company as Director of Marketing in January 1995 and has served as the Company's Vice President and Division General Manager since February 1996. Before joining the Company, Mr. Ritter spent 15 years at Hewlett Packard where he served as Product Marketing Manager at the Colorado Springs Division from June 1992 to January 1995, and in various positions of increasing marketing and sales responsibility prior to June 1992.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Applied Microsystems' common stock has been traded on the Nasdaq National Market System under the symbol APMC since the Company's initial public offering on November 14, 1995.

    The closing price of the Company's common stock as reported by the Nasdaq National Market on March 20, 1997 was $11.50 per share. The price per share in the following table sets forth the low and high closing prices in the Nasdaq National Market for the quarter indicated below:

                                                                                   Low            High
1995        November 15 to December 31                                           $ 6 3/4       $10 3/4
1996
           First Quarter                                                           7 3/4        12 3/4
           Second Quarter                                                          9            20 3/4
           Third Quarter                                                          11 1/4        23 7/8
           Fourth Quarter                                                          9            23 3/4

    The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company estimates that at March 20, 1997, there were approximately 2,000 beneficial owners of the common stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
Statement of Income Data:
Net Sales..................................................  $  38,662  $  31,039  $  25,663  $  21,273  $  22,013
Cost of Sales..............................................     10,793      9,530      8,903      8,531      8,222
Gross Profit...............................................     27,869     21,509     16,760     12,742     13,791
Operating expenses:
  Sales, general and administrative........................     15,142     13,321     11,715      9,985     11,420
  Research and development.................................      7,988      6,275      4,482      4,025      4,773
  Restructuring charge (1).................................          0          0          0          0      2,403
                                                             ---------     ------  ---------  ---------   --------
  Total operating expenses.................................     23,130     19,596     16,167     14,010     18,596
                                                             ---------     ------  ---------  ---------   --------
Income from operations.....................................      4,739      1,913        563     (1,268)    (4,805)
Interest Expense and other income..........................        559       (154)      (465)      (355)      (682)
                                                             ---------     ------  ---------  ---------   --------
Income (loss) Before income taxes..........................      5,298      1,759         98     (1,623)    (5,487)
Provision for Income taxes.................................      1,582        305         68          0          0
                                                             ---------     ------  ---------  ---------   --------
Net Income (loss)..........................................      3,716      1,454         30     (1,623)    (5,487)
                                                             ---------     ------  ---------  ---------   --------
Net Income (loss) per Share (2)............................  $    0.52  $    0.25  $    0.01  ($   1.30)    --
Average Number of Common and Equivalent Shares
  Outstanding..............................................      7,097      5,729      4,337      1,253     --

------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

(2) Net income (loss) per share information is not presented for all years, as such data is not considered meaningful.

                                                                                     DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1996       1995       1994       1993       1992
                                                                 ---------  ---------  ---------  ---------  ---------
Balance Sheet Data
Working Capital................................................  $  19,415  $  15,756  $   1,800  $     981  $   1,778
Total Assets...................................................     30,824     26,846     14,011     13,388     16,163
Long-term Debt, Net of Current.................................         15         68        385        649      1,413
Shareholders' Equity...........................................     22,607     18,654      4,286      4,065      5,682

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

OVERVIEW

    Since its inception in 1979, the Company has focused on designing, manufacturing and marketing tools used in the design, debugging and testing of embedded software. The Company's product line initially consisted primarily of chassis-style in-circuit emulators, highly technical tools utilized at that time by hardware engineers. In the late 1980s, customer demand focused increasingly on tools with greater speed, software sophistication, ease-of-use and price/performance value. By 1991, the Company's sales and profitability began to decline due to various factors, including a poorly targeted product development strategy, slowness in responding to changing customer requirements and increasing competition.

    Beginning in mid-1992, the Company assembled a new management team that devised and began implementing a new business strategy. As a part of this new strategy, management effected a restructuring of the Company, which included significant headcount reductions and a refocusing of its product line by concentrating marketing and engineering activity on new hardware-assisted software tools for use with a broad range of Intel and Motorola 16- and 32-bit embedded microprocessors, employing advanced hardware designs to reduce size and cost, and emphasizing ease-of-use by software engineers. Following this restructuring, the Company reengineered its pocket-sized CodeTAP emulator in late 1993; introduced its compact and more affordable CodeICE emulator in 1994; began shipping CodeTEST software testing tools focused on embedded test in late 1995; and in 1996, released SuperTAP, which brings full featured emulation into a CodeTAP form factor and introduced its hardware/software co-verification tool VSP-TAP to enhance its Eagle distribution agreement. The Company's strategy has resulted in lower average selling prices and increased unit volumes.

    The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies, and as a result fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. The effect of currency exchange rate fluctuations on the Company's net sales is dependent in part upon the Company's pricing policies. The Company is, however, unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

    To enhance its competitive position, it will be necessary for the Company to continue developing its technology base and broadening its product offerings to address additional needs within the embedded software development process. These objectives may require expansion of the Company's internal product development efforts or acquisitions of or investments in complementary businesses, products or technologies in related market segments.

    The Company believes that the growth rates reflected in results of operations for prior periods should not be relied upon as an indication of growth rates for future periods. The Company also believes that competition is likely to increase, which could result in loss of market share, price reductions or reduced margins, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Income, expressed as a percentage of sales.

                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                              1996       1995       1994
                                              ------    ------     ------
Net Sales...................................  100.0%     100.0%     100.0%
Cost of Sales...............................   27.9       30.7       34.7
                                              -----      -----      -----
Gross profit................................   72.1       69.3       65.3
Operating expenses:.........................
  Sales, general and administrative.........   39.2       43.0       45.6
  Research and development..................   20.7       20.2       17.5
                                              -----      -----      -----
   Total operating expenses.................   59.9       63.2       63.1
                                              -----      -----      -----
Operating income............................   12.2        6.1        2.2
Interest expense and other income...........    1.5       (0.5)      (1.8)
                                              -----      -----      -----
Income  before income taxes................   13.7        5.6        0.4
Income taxes................................   4.1        1.0        0.3
                                              -----      -----      -----
Net income..................................   9.6%       4.6%       0.1%
                                              -----      -----      -----

    Years Ended December 31, 1996 and 1995

    NET SALES. Net sales increased by 24.6% to $38.7 million in 1996 from $31.0 million in 1995. This increase was primarily attributable to increased unit sales of debug products and to sales of CodeTEST (which began shipping in November, 1995) which were partially offset by a decline in average selling prices due to an increased proportion of sales represented by lower-priced CodeTAP and NetROM tools and to negative currency exchange rate fluctuation. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools. The Company's net sales also include product support revenues, which represented 8.3% and 8.4% of net sales in 1996 and 1995, respectively, as well as patent license royalties commencing in the second quarter of 1995. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months. See Note 1 of Notes to Consolidated Financial Statements.

    International sales outside of North America in U.S. dollars increased by 21.8% in 1996 over the comparable period of 1995, to 47.6% of net sales as compared to 48.7% of net sales in the prior year. The increase in international sales is attributable to increased unit sales, which is due primarily to increased sales and marketing efforts. The Company estimates that unfavorable currency rate fluctuations affecting sales by the Company's foreign subsidiaries, especially in Japan, resulted in a 7.0% reduction in the Company's net sales in 1996 based upon the change from the 1995 rate.

    GROSS PROFIT. The Company's gross profit increased to $27.9 million, or 72.1% of net sales, in 1996 from $21.5 million, or 69.3% of net sales, in 1995. The increases in gross profit as a percentage of net sales was primarily attributable to an increase in the percentage of net sales attributable to newer debug and recently introduced CodeTEST products that have lower material and labor costs, and to a lesser extent, increased leverage of fixed and semi-variable manufacturing costs, and favorable cost reductions on certain hardware components. These savings were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations.

    SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses were $15.1 million or 39.2% of net sales, and $13.3 million, or 43.0% of net sales, in 1996 and 1995, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales force headcount. Sales, general and administrative expenses declined as a percentage of net sales due to the Company's ability to leverage certain fixed selling, general and administrative expenses over an increased sales base. Sales, general and administrative expenses include salaries, bonuses, commissions, benefits, depreciation, travel and entertainment, rent, telephone, supplies and promotional costs. The Company expects its sales and marketing expenditures to continue to increase in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $8.0 million, or 20.7% of net sales, and $6.3 million, or 20.2% of net sales, in 1996 and 1995, respectively. The 27.3% increase in the dollar amount of research and development expenses between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased engineering headcount relating to new product development. Aggregate amounts devoted to product development, prior to offsetting such amounts with external development funding from semiconductor manufacturers, increased to $8.3 million in 1996 from $6.7 million in 1995. Although external product development funding cannot be relied upon, the Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

    INCOME TAXES. The Company's income tax provision for 1996 and 1995 reflects utilization of Net Operating Loss (NOL) and General Business Credit carryforwards. In 1994, the provision represented federal alternative minimum tax, state taxes and foreign income taxes. As of December 31, 1996 the Company had remaining NOL carryforwards of $2.4 million and research and development credit carryforwards of $953,000, both of which will expire in various amounts through 2008. The utilization of these amounts in the future is subject to an annual limit of approximately $390,000 under the Internal Revenue Code. As a result of these limitations, the Company anticipates that in the future its effective tax rate will approach the statutory rate in future years. See Note 7 of Notes to Consolidated Financial Statements.

    Years Ended December 31, 1995 and 1994

    NET SALES. Net sales increased by 20.9% to $31.0 million in 1995 from $25.7 million in 1994. This increase was primarily attributable to increased unit sales, particularly to foreign customers, which were partially offset by a decline in average selling prices due to an increased proportion of sales represented by lower-priced CodeTAP tools. To a lesser extent, net sales were also impacted by favorable currency exchange rate fluctuations affecting international sales, and shipments of CodeTEST, that began in November 1995. Product support revenues represented 8.4% and 8.8% of net sales in 1995 and 1994, respectively.

    International sales in U.S. dollars increased by 27.9% in 1995 over the comparable period of 1994, to 48.7% of net sales as compared to 46.1% of net sales in the prior year. The rapid growth rate of international sales is attributable to increased unit sales, which is due primarily to increased sales and marketing efforts and the shift from foreign distributors to an international direct sales force in four countries. In addition, the Company estimates favorable currency fluctuations affecting sales by the Company's foreign subsidiaries, especially in Japan, accounted for 2.8% of the Company's net sales in 1995 based upon the change from the 1994 rate.

    GROSS PROFIT. The Company's gross profit increased to $21.5 million, or 69.3% of net sales, in 1995 from $16.8 million, or 65.3% of net sales, in 1994. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the percentage of net sales attributable to newer products (CodeICE, CodeTAP, and CodeTEST) that have lower material and labor costs. To a lesser extent, the increase in gross margin as a percentage of sales is attributable to favorable currency fluctuations, cost reductions on certain hardware components, and increased leverage of fixed and semi-variable manufacturing costs.

    SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses were $13.3 million or 43.0% of net sales, and $11.7 million, or 45.6% of net sales, in 1995 and 1994, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales force headcount, partially offset by a decrease in trade secret and patent litigation costs. Sales, general and administrative expenses decreased as a percentage of net sales due to the Company's ability to leverage certain fixed selling expenses over an increased sales base.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $6.3 million, or 20.2% of net sales, and $4.5 million, or 17.5% of net sales, in 1995 and 1994, respectively. The 40.0% increase in research and development expenses between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from CodeTEST development and other increases in engineering headcount. Aggregate amounts devoted to product development, prior to offsetting such amounts with external development funding from semiconductor manufacturers, increased to $6.7 million in 1995 from $5.2 million in 1994.

QUARTERLY RESULTS OF OPERATIONS

    The Company's results of operations have in the past fluctuated substantially from quarter to quarter, and the Company expects such fluctuations to continue as a result of a variety of factors. Product and price competition, research and development requirements, the volume and timing of customer development projects and orders, introductions of new embedded microprocessors, announcements or introductions of new products or technologies by the Company or its competitors, foreign currency exchange rates, variations in external product development funding, investments in marketing and distribution, price increases by suppliers, parts shortages, conditions in the embedded systems market and the electronics industry in general, and national and global economic conditions may be expected to cause significant variations in the Company's quarterly operating results. As a result, the results of operations for any quarter are not necessarily indicative of results for any future period.

    The Company's net sales have historically reflected some seasonality in that sales growth typically tends to flatten between the second and third quarters of the year, coincident with the slowing of business activity during the summer months in many industrialized nations. Moreover, a significant portion of the Company's net sales in each quarter generally results from shipments during the last few weeks of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities and new technologies. To date, the Company has financed its operations primarily through cash flow from operations, bank borrowings and private placements of equity securities. In November 1995, the Company completed its initial public offering pursuant to which it sold 1,500,000 shares of common stock and received net proceeds of approximately $13 million. During 1996, the Company generated $1.7 million of cash from operations; utilized $1.2 million of cash for equipment purchases; and utilized $67,000 of cash for net debt reduction. As of December 31, 1996, the Company had working capital of $19.4 million, including $13.1 million of cash and cash equivalents.

    The Company has revolving credit facilities aggregating $7.0 million from a commercial bank. There were no outstanding balances under these facilities as of December 31, 1996. The credit facilities bear interest at the bank's floating prime rate and are unsecured. The loan documents also contain customary negative covenants. The credit facilities expire in May 1997 and the Company anticipates renegotiating a new line at comparable terms.

    The Company currently has no specific commitments with regard to capital expenditures, but expects to spend an aggregate of approximately $1.5 million in 1997 for new capital equipment. The Company anticipates that its annual capital expenditures will increase gradually in the future as a function of replacement cycles and anticipated growth of the Company's business. The Company's capital needs may be further affected by its plans to broaden product offerings through a combination of internal development, third party relationships and acquisitions of other business products or technologies.

    The Company believes that the net proceeds from the November, 1995 initial public offering, together with funds from operations and borrowings, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's CodeTEST product line and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

Outlook: Issues and Uncertainties

    The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below. While the Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and forward-looking statements.

    RAPIDLY CHANGING TECHNOLOGY AND PRODUCT DEVELOPMENT UNCERTAINTIES. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future business, financial condition and results of operations will depend upon its ability to anticipate market demand for specific embedded microprocessors, develop new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances and emerging industry standards and practices.

    MANUFACTURING UNCERTAINTIES. A number of the Company's components are manufactured by a single source or distributed through a limited number of outlets. There can be no assurance that the Company will be able in the future to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms.

    PRODUCT SHIP SCHEDULES. Delays in new-product releases could impact revenue growth rates and cause customer base to become dissatisfied and erode.

    PRICES. Prices the Company can obtain for its products may decrease from historical levels, depending on competitive market or cost factors which could have an adverse effect on revenues and gross margin.

    COST OF SALES. Although cost of sales as a percentage of net sales decreased in 1995 and 1996, it varies with channel mix and product mix within channels. Such mix factors may increase cost of sales as a percentage of revenues in future periods.

    SEMICONDUCTOR MANUFACTURERS. A substantial decline in the number of design starts for 16-bit or 32-bit embedded microprocessors produced by Intel, AMD or Motorola or delays by such manufacturers in the release of embedded microprocessors for which the Company has developed tools could have an adverse effect on the Company's revenues.

    INDUSTRY FOCUS. The Company's sales are concentrated primarily in the internetworking, telecommunications and computer peripherals markets and any negative events affecting the electronics industry or these markets in particular could have an adverse effect on revenues.

    COMPETITION. The Company expects competition to increase from established and emerging companies. Sales and marketing and research and development costs may increase in dollar amounts and as a percentage of sales in order for the Company to successfully compete.

    KEY PERSONNEL. The Company believes that its future success will depend largely upon its ability to retain and attract key personnel and skilled employees.

    MANAGEMENT OF GROWTH. The Company has grown rapidly since 1993 and plans to continue to invest in product lines and sales and marketing. The Company's growth plans will present management, competitive and other challenges to the Company's managers and employees.

    INTELLECTUAL PROPERTY. The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets.

    PRODUCT LIABILITY. The use of the Company's tools in the development of embedded systems that are incorporated in products used by or affecting the general public, or that otherwise pose a risk of serious consequences if they do not perform flawlessly under critical conditions, could expose the Company to significant product liability claims.

    FOREIGN EXCHANGE. A large percentage of the Company's sales, costs of sales and marketing is transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations.

    LITIGATION. The Company may become subject to litigation regarding intellectual property rights, patents, and copyrights. If an adverse judgment were entered against the Company, such a proceeding could adversely affect the Company's financial condition and results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        APPLIED MICROSYSTEMS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

AUDITED ANNUAL FINANCIAL STATEMENTS:                                                     PAGE
                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors........................................  26

Balance Sheets as of December 31, 1996 and 1995..........................................  27

Statements of Income for the Years Ended December 31, 1996, 1995 and 1994................  28

Statements of Stockholders' Equity for the Years Ended December 31, 1996
  1995 and 1994..........................................................................  29

Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994............  30

Notes to Financial Statements............................................................  31

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Applied Microsystems Corporation

    We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG LLP

Seattle, Washington
February 5, 1997

                        APPLIED MICROSYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                          ----------------------------------
                                                                            1996                      1995
                                                                          ---------                ---------

                                                                                (IN THOUSANDS,
                                                                         EXCEPT SHARE AND PER SHARE AMOUNT)
Current Assets:
Cash and cash equivalents...............................................  $   7,208                $  12,771
Short Term Investments..................................................      5,931                       --
Accounts receivable, net of allowance for doubtful accounts of $264 and
  $168, respectively....................................................     10,261                    7,510
Inventories.............................................................      3,197                    3,145
Prepaid and other current assets........................................      1,020                      454
                                                                          ---------                ---------
Total current assets....................................................     27,617                   23,880
Property and equipment, net.............................................      2,441                    2,212
Other assets............................................................        766                      754
                                                                          ---------                ---------
Total assets............................................................  $  30,824                $  26,846
                                                                          ---------                ---------
                                                                          ---------                ---------
                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable........................................................  $   2,394                $   3,442
Accrued payroll.........................................................      1,839                    1,698
Other accrued expenses..................................................      1,220                    1,083
Deferred revenue........................................................      2,696                    1,834
Current portion of long-term obligations................................         53                       67
                                                                          ---------                ---------
Total current liabilities...............................................      8,202                    8,124
Long-term obligations, less current portion.............................         15                       68
Commitments and Contingencies (Note 6)
Shareholders' equity:
Preferred stock, par value $.01 Authorized--5,000,000 shares............         --                       --
Common stock, par value $.01
Authorized--25,000,000 shares Issued--6,634,000 shares (6,468,000 in
  1995).................................................................     26,068                   25,655
Cumulative translation adjustment.......................................       (332)                    (156)
Accumulated deficit.....................................................     (3,129)                  (6,845)
                                                                          ---------                ---------
Total shareholders' equity..............................................     22,607                   18,654
                                                                          ---------                ---------
Total liabilities and shareholders' equity..............................  $  30,824                $  26,846
                                                                          ---------                ---------
                                                                          ---------                ---------

                           SEE ACCOMPANYING NOTES

                       APPLIED MICROSYSTEMS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended December 31,
                                               ----------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
                                                       (in thousands,
                                                   except per share amount)
Net sales..................................    $ 38,662   $ 31,039   $ 25,663
Cost of sales..............................      10,793      9,530      8,903
                                               --------   --------   --------
Gross profit...............................      27,869     21,509     16,760

Operating expenses:
  Sales, general and administrative........      15,142     13,321     11,716
  Research and development.................       7,988      6,275      4,482
                                               --------   --------   --------
Total operating expenses...................      23,130     19,596     16,197
                                               --------   --------   --------
Income from operations.....................       4,739      1,913        563

Interest income and other..................         601         76         89
Interest expense...........................         (42)      (230)      (554)
                                               --------   --------   --------
Income before income taxes.................       5,298      1,759         98
Income taxes...............................       1,582        305         68
                                               --------   --------   --------
Net income.................................    $  3,716   $  1,454   $     30
                                               --------   --------   --------
                                               --------   --------   --------
Net income per share.......................    $   0.52   $   0.25   $   0.01
Shares used in per share calculation.......   7,097,000  5,729,000  4,337,000

                            See accompanying notes.

                               APPLIED MICROSYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS'EQUITY



                                                                                      Cumulative                        Total
                                       Preferred Stock           Common Stock         Translation     Accumulated    Shareholders'
                                     --------------------    -------------------
                                      Shares      Amount      Shares      Amount      Adjustments       Deficit          Equity
                                     --------    --------    --------    -------      ------------    -----------   -------------
                                                                          (In thousands)
Balance at December 31, 1993..........  1,789     $12,099         425       $406            ($111)       (58,329)          $4,065
  Foreign currency translation
    adjustment........................     --          --          --         --              179             --              179
  Stock options exercised.............     --          --         269         12               --             --               12
  Net income..........................     --          --          --         --               --             30               30
                                      -------    --------    --------    -------      -----------     ----------    -------------
Balance at December 31, 1994..........  1,789      12,099         694        418               69        (8,299)            4,286
  Foreign currency translation
    adjustment........................     --          --          --         --             (224)            --             (224)
  Common stock repurchased............     --          --         (36)       (40)              --             --              (40)
  Stock options exercised.............     --          --         411         29               --             --               29
  Issuance of common stock upon
    exercise of preferred stock
      warrants........................     --          --          21         59               --             --               59
  Issuance of common stock upon
    exercise of common stock
      warrants........................     --          --          45         66               --             --               66
  Issuance of common stock upon
    conversion of preferred stock..... (1,789)     (12,099)     3,835     12,099               --             --               --
  Issuance of common stock to public,
    net of issuance costs of $1,975        --          --       1,500     13,024               --             --           13,024
  Net income..........................     --          --          --         --               --          1,454            1,454
                                      -------    --------    --------    -------      -----------     ----------    -------------
Balance at December 31, 1995..........     --          --       6,468     25,655             (156)        (6,845)          18,654
  Foreign currency translation
    adjustment........................     --          --          --         --             (176)            --            (176)
  Issuance of common stock upon
    exercise of common stock
      warrants........................     --          --          35         --               --             --               --
  Stock options exercised.............     --          --         113         23               --             --               23
  Income tax benefit from stock plans.     --          --          --        204               --             --              204
  Sale of common stock to employees...     --          --          16        156               --             --              156
  Net income..........................     --          --          --         --               --          3,716            3,716
                                      -------    --------    --------    -------      -----------     ----------    -------------
Balance at December 31, 1996..........     --    $     --      6,634     $28,068             (332)       ($3,129)         $22,607
                                      -------    --------    --------    -------      -----------     ----------    -------------
                                      -------    --------    --------    -------      -----------     ----------    -------------


                                                        See accompanying notes.

                                                                  29

                               APPLIED MICROSYSTEMS CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                           --------------------------------
                                              1996        1995        1994
                                           --------      -------     ------
                                         (in thousands, except per share amount)
Cash flows from operating activities:
Net income..............................     $3,716       $1,454         $30
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Depreciation and amortization.....      1,116        1,154       1,467
   Changes in operating assets
      and liabilities
      Accounts receivable...............     (2,751)      (1,863)     (1,166)
      Inventories.......................        (52)        (247)         11
      Prepaid and other current assets..       (566)          29         (57)
      Other assets......................        (96)         106         (16)
      Deferred revenue..................        862          356         250
      Accounts payable and accured
         expenses.......................       (566)       2,019       1,087
                                           --------       --------   -------
         Net cash provided by
            operating activities........     1,663         3,008       1,606

Cash flows from investing activities:
      Purchase of short term
         investments....................    (5,931)           --          --
      Property and equipment
         additions......................    (1,261)         (905)       (589)
      Purchase of product line..........        --          (450)         --
                                           --------       --------    ------
         Net cash used in investing
            activities..................    (7,192)       (1,355)       (589)

Cash flows from financing acitivities:
      Sale of common stock to
         employees......................       186            --          --
      Stock options exercised...........        23            29          12
      Proceeds from stock warrants
         exercised......................        --           125          --
      Public offering of Common Stock,
         net of issuance costs..........        --        13,024          --
      Proceeds from long-term
         obligations....................        --           918         440
      Repayment of long-term
         obligations....................       (67)       (1,502)     (1,147)
      Proceeds from notes payable
         to banks.......................        --        16,450         417
      Repayment of notes payable to
         banks..........................        --       (19,774)       (645)
                                           --------     --------     -------
         Net cash provided by (used
            in) financing activities....       142         9,270        (923)

Effects of foreign exchange rate
   changes on cash......................      (176)         (224)        179
                                           --------     --------     -------
Increase (decrease) in cash and cash
   equivalents..........................    (5,563)       10,699         273
Cash and cash equivalents at
   beginning of period..................    12,771         2,072       1,799
                                           --------     --------     -------
Cash and cash equivalents at end
   of period............................    $7,208       $12,771      $2,072
                                           --------     --------     -------
                                           --------     --------     -------

Supplemental disclosures of cash paid:
   Interest.............................       $42        $246           560
   Income taxes.........................    $1,230         $81           $12

Supplemental disclosures of
   non-cash activities:
   Tax benefit realized from
      non-qualifying dispositions of
      stock options.....................      $204          --            --

                            See accompanying notes.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    Applied Microsystems Corporation (the Company) provides design, debugging, testing and co-verification tools for use principally by software engineers in the development of embedded software. The Company designs its products to support a broad range of Intel, AMD and Motorola 16 and 32 bit embedded microprocessors, and to run at the highest clock speeds of the microprocessors supported by the Company. The Company's products are designed to address two distinct requirements of embedded software developers: software development and debugging tools and software testing tools. The Company markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, Germany, and France, and is supplemented with distributors throughout the rest of the world

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Applied Microsystems Corporation Limited
(AML), Applied Microsystems Japan Limited (AMJ), Applied Microsystems Gmbh
(AMG), Applied Microsystems SARL (AMF) and Applied Microsystems Foreign Sales Corporation (FSC). All significant intercompany accounts and transactions are eliminated in consolidation.

INVENTORIES

    Inventories, including demonstration equipment, are stated at the lower of cost (first-in, first-out basis) or market.

CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

SECURITIES AVAILABLE FOR SALE

    Securities available for sale consist primarily of investment-grade corporate obligations, all of which mature in 1997. Management currently classifies the Company's entire investment portfolio-for-sale, and such securities are stated at fair value based on quoted market prices. Interest earned on securities available for sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale (none in 1996) are also included in interest income. The cost of securities sold is calculated using the specific identification method.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable and payable, and long-and short-term borrowings. The fair value of these instruments approximates their recorded value.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense includes amounts amortized for assets recorded under capital leases.

    The estimated useful lives of equipment for financial reporting purposes are as follows:

         Machinery and equipment......................   3 to 5 years
         Office furniture and equipment...............   5 to 15 years

REVENUE RECOGNITION

    Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is deferred until all obligations are satisfied. Revenues from sales of maintenance contracts are deferred and recognized ratably over the contract period. Revenues from maintenance contracts in 1996, 1995, and 1994 were $3,158,000, $2,590,000, and
$2,216,000, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results that could differ from estimates include sales returns, doubtful accounts and obsolescence of inventory.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. The Company's policy is to capitalize software development from the time "technological feasibility" has been reached in accordance with SFAS No. 86. Technological feasibility is reached upon completion of a working model. No such costs have been capitalized because the impact on the accompanying consolidated financial statements would be immaterial.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOREIGN CURRENCIES

    The functional currencies of each of the Company's subsidiaries outside the United States is that country's local currency. The related gains and losses resulting from the translation of the subsidiaries' financial statements are credited or charged to shareholders' equity in the cumulative translation adjustments account. Realized and unrealized gains and losses on foreign currency transactions are included in other income and expense.

    The Company has a program in place to manage foreign currency risk. As part of that program, the Company has entered into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany accounts resulting from sales to international subsidiaries. The forward contracts typically mature within three months. Gains and losses on contracts that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1996, contracts totaling 50,000,000 Yen with maturity dates through January 1997 were outstanding.

INCOME TAXES

    The provisions for income taxes include federal, state and foreign taxes currently payable and the change in its deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only in high credit quality financial securities and limits the amounts invested in any one institution or in any type of instrument. The Company's trade accounts receivable are geographically dispersed and include customers in many different industries. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company sells certain trade account receivable with recourse in the ordinary course of business. At December 31, 1996 accounts receivable sold with recourse totaled $381,000.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NET INCOME PER SHARE

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

STOCK-BASED COMPENSATION

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, compensation expense, if any, is generally determined based on the difference between the exercise price of stock options or awards and the related fair market value of the common stock. Note 8 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share if the Corporation had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2. SECURITIES AVAILABLE FOR SALE

    Securities available-for-sale consist of the following as of December 31:

                                                      1996
                                 ---------------------------------------------
                                            GROSS       GROSS
                                 AMORTIZED  UNREALIZED  UNREALIZED
                                 COST       GAINS       LOSSES      FAIR VALUE
                                 ---------  ----------  ----------  ----------
                                                  (IN THOUSANDS)
U.S. Treasury securities
  and other
  U.S. Government
    obligations.............      $ 2,917     $ 47         $ 0       $ 2,964
Corporate debt securities...        2,951       16           0         2,967
                                  -------     ----         ---       -------
                                  $ 5,868     $ 63         $ 0       $ 5,931
                                  -------     ----         ---       -------
                                  -------     ----         ---       -------

    As of December 31, 1996, the securities available for sale have contractual maturities of less than one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3. INVENTORIES

    Inventories consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1996        1995
                                                         --------     ------
                                                             (IN THOUSANDS)
       Finished goods................................    $ 1,282     $ 1,275
       Work in process...............................        168         155
       Purchased parts...............................      1,747       1,715
                                                         -------     -------
                                                         $ 3,197     $ 3,145
                                                         -------     -------
                                                         -------     -------

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                            1996       1995
                                                           ------     ------
                                                             (IN THOUSANDS)
       Machinery and equipment.......................     $ 3,845     $ 4,034
       Office furniture and equipment................       2,388       2,342
       Leased equipment..............................         410         536
                                                          -------     -------
                                                            6,643       6,912
       Less accumulated depreciation and
         amortization................................       4,202       4,700
                                                          -------     -------
                                                          $ 2,441     $ 2,212
                                                          -------     -------
                                                          -------     -------

5. REVOLVING LINE OF CREDIT AGREEMENTS

    In January, 1996, the Company negotiated a revolving line of credit agreement with a commercial bank aggregating $7.0 million, which expires in May 1997. Borrowings pursuant to this agreement bear interest at the bank's prime lending rate and provide an option to take $2.0 million of the available line and amortize over a five year term. The line of credit agreement is unsecured, except for the term loan option, and includes certain financial covenants.

                       APPLIED MICROSYSTEMS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable operating leases and equipment under capital leases. Certain leases contain renewal options. Future minimum payments under these leases are as follows:

                                                        DECEMBER 31, 1996
                                                        -----------------
                                                        CAPITAL  OPERATING
                                                        LEASES   LEASES
                                                        -------  ---------
                                                          (IN THOUSANDS)
                   1997..........................       $  62    $ 1,094
                   1998..........................          15      1,048
                   1999..........................          --        831
                   2000..........................          --        789
                   2001..........................          --        381
                   Thereafter....................          --        557
                                                        -----    -------
                                                           77    $ 4,700
                                                                 -------
                                                                 -------
                   Less amount representing
                     interest....................           9
                                                        -----
                   Present value of net minimum
                     capital lease obligations...          68
                   Less current portion..........          53
                                                        -----
                   Capital lease obligations,
                     less current portion........       $  15
                                                        -----
                                                        -----

    Total rent expense for the years ended December 31, 1996, 1995, and 1994 was $1,278,000, $1,361,000, and $1,268,000, respectively.

    The Company is subject to various pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Company.

                      APPLIED MICROSYSTEMS CORPORATION

7. INCOME TAXES

    The provision for incomes taxes in 1996, 1995 and 1994 is as follows:

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                            ---------------------------------
                                                                                              1996       1995        1994
                                                                                            ---------  ---------     -----

                                                                                                     (IN THOUSANDS)
Federal...................................................................................  $   1,402  $     187   $      29
Foreign...................................................................................         90         90          36
State.....................................................................................         90         28           3
                                                                                            ---------  ---------         ---
                                                                                            $   1,582  $     305   $      68
                                                                                            ---------  ---------         ---
                                                                                            ---------  ---------         ---

    SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes were as follows:

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Deferred tax assets:
Accrued and other expenses.................................................  $     179  $     297
Inventories................................................................        348        316
Net operating loss carryforwards...........................................        849        958
Tax credit carryforwards...................................................        953      1,289
                                                                             ---------  ---------
Total deferred tax assets..................................................      2,329      2,860
Deferred tax liabilities:
Depreciation...............................................................         81        103
Intangible and other assets................................................         25          5
Other......................................................................         --         --
                                                                             ---------  ---------
Total deferred tax liabilities.............................................        106        108
Valuation allowance........................................................     (2,223)    (2,752)
                                                                             ---------  ---------
Net deferred taxes.........................................................  $       0  $       0
                                                                             ---------  ---------
                                                                             ---------  ---------

                      APPLIED MICROSYSTEMS CORPORATION

    As of December 31, 1996, the Company has net operating loss carryforwards for federal tax purposes of approximately $2,426,000 available to offset future taxable income. The Company also has research and development credits of approximately $953,000, which may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and development tax credit carryforwards expire in various amounts from 1997 to 2008. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, set forth annual limits for the utilization of tax net operating loss and credit carryforwards in the event of a significant change in ownership. The issuance of Series J preferred stock in 1992 resulted in such "ownership change." Accordingly, utilization of the net operating loss carryforwards is limited to approximately $390,000 per year.

    A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                   1996       1995        1994
                                                ----------  ---------   -------
                                                       (IN THOUSANDS)

Tax at U.S. statutory rate of 35%.............  $1,854        $616        $33
Utilization of net operating loss and tax
  credit carryforwards........................    (532)       (429)       (32)
Benefit of foreign sales corporation..........     (98)         --         --
Alternative minimum tax.......................      --          --         29
Foreign taxes.................................      90          90         35
State taxes, net of federal effect............      59          28          3
Foreign losses with no tax benefit............     212          --         --
Other.........................................      (3)         --         --
                                                ------         ----      -----
                                                $1,582        $305        $68
                                                ------         ----      -----
                                                ------         ----      -----

8. SHAREHOLDERS' EQUITY

    On November 14, 1995, the Company completed its initial public offering of 1,500,000 shares of common stock at $10.00 a share. All outstanding shares of preferred stock were converted to common stock at that time.

STOCK OPTIONS

    Stock option plans (the Plans) have been established that authorize the issuance of options for 1,775,317 shares of common stock to selected directors, officers, employees, and consultants of the Company. As of December 31, 1996 options for 726,617 shares are outstanding and exercisable, options for 439,708 contain repurchase rights and options for 59,196 shares are available to be granted.

                      APPLIED MICROSYSTEMS CORPORATION

    The Plans provide for granting incentive stock options, nonincentive stock options, and stock appreciation rights. The Plans vest substantial authority in the compensation committee of the Board of Directors to determine the terms of each option. Shares issued as a result of exercise of options are subject to repurchase rights by the Company in the event that the optionee's employment with the Company should terminate; most rights lapse at a rate of 25% per year from the date of grant. Options are not transferable and terminate following the optionholder's cessation of employment. Options issued to date have been at fair value at date of grant.

    A summary of stock option transactions for the years ended December 31 follows:

                                  1996                                          1995                         1994
              --------------------------------------------  --------------------------------------------  -----------
                                 WEIGHTED-AVERAGE
                 OPTIONS             EXERCISE                 OPTIONS           WEIGHTED-AVERAGE           OPTIONS
                  (000)               PRICE                    (000)             EXERCISE PRICE             (000)
              -------------  -----------------------------  -----------  -------------------------------  -----------
Outstanding-
  beginning
  of year...          541              $     .31                   927              $     .11                    911
Granted.....          316              $   13.05                    40              $    2.53                    327
Forfeited...          (25)             $    3.06                   (15)             $     .25                    (42)
Exercised...         (115)             $     .20                  (411)             $     .07                   (269)
               ----------                                       -------                                      -------
Outstanding-
  end of
  year......          717              $    5.84                   541              $     .31                    927
               ----------                                      -------                                       -------
               ----------                                      -------                                       -------

Exercisable
  at end of
  year......          287              $     .14                   258              $     .14                    187
               ----------                                      -------                                       -------
               ----------                                      -------                                       -------

Weighted-
  average
  fair value
  of options
  granted
  during the
  year......    $   10.01                                       --                                            --


                      WEIGHTED-AVERAGE
                       EXERCISE PRICE
              ---------------------------------
Outstanding-
  beginning
  of year...              $     .08
Granted.....              $     .18
Forfeited...              $     .39
Exercised...              $     .05
Outstanding-
  end of
  year......              $     .11
Exercisable
  at end of
  year......              $     .12
Weighted-
  average
  fair value
  of options
  granted
  during the
  year......

    The following table summarizes information related to outstanding and exercisable options at December 31, 1996:

                                                    OUTSTANDING                                         EXERCISABLE
                          --------------------------------------------------------------     -----------------------------------
  RANGE OF EXERCISE                      WEIGHTED AVERAGE     WEIGHTED AVERAGE REMAINING                       WEIGHTED AVERAGE
             PRICES       SHARES(000)     EXERCISE PRICE           CONTRACTUAL LIFE           SHARES (000)      EXERCISE PRICE
----------------------  ---------------  -----------------  -------------------------------  ---------------  -------------------
$.02--2.00...........             401         $     .18                       7.2                      287          $     .13
$6.50--8.75..........               1         $    6.50                       8.7                   --                 --
$12.00--13.38........             315         $   13.05                       9.7                   --                 --
                           ----------                                                            -----------
$.02--13.38..........             717         $    5.84                       8.3                      287          $     .13
                           ----------                                                            -----------
                           ----------                                                            -----------


    Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been as follows:

                                                                               1996       1995
                                                                             ---------  ---------
Net income--as reported (000)..............................................  $   3,716  $   1,454
Net income--pro forma (000)................................................  $   3,305  $   1,450
Net income per share as reported...........................................  $     .52  $     .25
Net Income per share pro forma.............................................  $     .47  $     .25

    The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:

                                                                           1996        1995
                                                                        ----------  ----------
Annualized volatility.................................................  89.6%       25.0%
Risk-free interest rate...............................................   6.4%        6.2%
Forfeiture rate.......................................................   6.2%        7.0%
Expected life.........................................................   5.8 years   4.7 years
Expected dividend rate................................................   nil         nil

    On September 11, 1995, the Company's shareholders adopted the Director Stock Option Plan which authorized the annual issuance of 2,500 shares of common stock per outside director upon the exercise of stock options that may be granted pursuant to this plan.

STOCK WARRANTS

    During 1991, the Company granted a stock purchase warrant for 60,680 shares of common stock at $4.12 per share expiring after five years which were issued to a shareholder in consideration for a one-year personal guarantee of a $500,000 bank loan obtained by the Company. During 1996 all of the outstanding warrants were exercised on a net basis resulting in issuance of 35,679 shares of common stock.

    In 1992, in connection with an equity financing, the Company granted stock purchase warrants for 114,563 shares of Series I preferred stock at $4.12 per share expiring after five years. In connection with the initial public offering, these outstanding preferred stock warrants converted to common stock warrants. Warrants for 100,243 are still outstanding as of December 31, 1996.

EMPLOYEE STOCK PURCHASE PLAN

    On May 22, 1996, the Company's shareholders approved the 1996 Employee Stock Purchase Plan (ESPP) and reserved a total of 250,000 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During 1996, 16,165 shares were sold through the ESPP.

COMMON STOCK RESERVED

    Common stock reserved for future issuance at December 31, 1996 is as follows:



Common stock warrant...............................................    100,243
Employee Stock Purchase Plan.......................................    233,835
Common stock options...............................................     59,196
                                                                       -------
                                                                       393,274
                                                                       -------
                                                                       -------

9. EMPLOYEE BENEFIT PLAN

    The Company maintains a Profit Sharing Plan (the Plan) under section 401K of the Internal Revenue Code. All U.S. based employees are eligible to participate in the Plan at the start of each calendar quarter. Contributions by the company are based on a matching formula as defined in the Plan. The Company may also make discretionary contributions. During 1996 and 1995, the Company made contributions of $133,000 and $58,000, respectively. No contributions were made in 1994.

10. PRODUCT DEVELOPMENT CONTRACTS

    The Company has entered into various product development agreements whereby the costs of certain product development projects are subsidized through periodic nonrefundable support subsidies from third parties based on the achievement of previously established milestones. These contracts can be terminated by either party at any stage of the contract. Total costs incurred on these product development projects and the related support subsidies, which are recognized as a reduction of product development expense, were as follows:

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Direct product development costs..........................................................  $     269  $     575  $     498
Related product development support subsidies.............................................        335        450        691

11. GEOGRAPHIC INFORMATION

    The Company is engaged in one line of business: the design, manufacture,

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(A)(1) FINANCIAL STATEMENTS--SEE INDEX TO FINANCIAL STATEMENTS AT ITEM 8 OF THIS REPORT.

(A)(2) FINANCIAL STATEMENT SCHEDULES

       Schedule II: Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(A)(3) EXHIBITS

       The following exhibits are filed with this report:

EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS

       3.1  Second Restated Articles of Incorporation of Registrant
       3.2  Restated Bylaws of Registrant

Exhibit No. 10: Material Contracts

       EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

       10.1 Employment Agreement between the Registrant and Robert L.Deinhammer dated July 10.1 31, 1992
       10.2  1990 Stock Benefit Plan
       10.3  1992 Performance Stock Plan
       10.4  1995 Directors Stock Option Plan

       OTHER MATERIAL CONTRACTS

       10.5 Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 20, 1992; Schedule to Loan and Security Agreement dated October 20, 1992; Amendment to Loan and Security Agreement dated June 15, 1993; Loan Modification Agreements to
             Loan and Security Agreement dated June 13, 1994, March 27, 1995 and June 27, 1995; and Secured Promissory Notes dated
             March 27, 1995 and June 27, 1995
       10.6 Loan and Security Agreement (Exim) between the Registrant and Silicon Valley Bank dated October 20, 1992; Schedule to Loan and Security Agreement (Exim) dated October 20, 1992; Amendments to Loan and Security Agreement (Exim) dated June 15, 1993 and
             August 15, 1993; Loan Modification Agreements to Loan and Security Agreement (Exim) dated June 13, 1994 and June 27, 1995; Exim Working Capital Borrower Agreement dated June 27, 1995; Letter Agreement dated June 29, 1995 modifying Loan Modification Agreement
             (Exim) dated June 27, 1995; and Secured Promissory Note dated October 20, 1992

       10.6 Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27, 1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August 18, 1993 and March 31, 1994
       10.8 Third Amended and Restated Investment Agreement dated as of September 15, 1995
       10.9 License Agreement between the Registrant and Intel Corporation dated March 30, 1990
       10.10 Tools Development and Bond-Out License Agreement between the Registrant and Intel Corporation dated September 30, 1993, as amended April 13, 1994
       10.11 Bond-Out License Agreement between the Registrant and Intel Corporation dated September 16, 1994
       10.12 Source License and Distribution Agreement between the Registrant and Microtec Research, Inc. dated August 1, 1994
       10.13 Specimen Series H Warrant
       10.14 Specimen Series I Warrant
       10.15 Processor feature Technology License Agreement between the Registrant and Intel Corporation dated September 21, 1995
       10.16 Business Loan Agreement between the Registrant and U.S. Bank of Washington, N.A. dated February 9, 1996; Alternative Rate Options Promissory Note dated February 9, 1996.

EXHIBIT NO. 11: STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

EXHIBIT NO. 21: SUBSIDIARIES OF REGISTRANT

(B) REPORTS ON FORM 8-K

    None.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 1997.

                               APPLIED MICROSYSTEMS CORPORATION



                               By            /s/ A. James Beach
                                 ---------------------------------------------
                                                A. James Beach
                                           Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                                                DATE

/s/ Robert L. Deinhammer             President, Chief Executive Officer and
----------------------------------   Director (Principal Executive Officer)               March 31, 1997
Robert L. Deinhammer


 /s/ A. James Beach                  Vice President, Chief Financial Officer,             March 31, 1997
----------------------------------   Secretary and Treasurer (Principal Financial
A. James Beach                       and Accounting Officer)


/s/ Anthony Miadich                  Chairman of the Board                                March 31, 1997
----------------------------------
Anthony Miadich


/s/ Elwood D. Howse, Jr.             Director                                             March 31, 1997
----------------------------------
Elwood D. Howse, Jr.


/s/ David E. Stitt                   Director                                             March 31, 1997
----------------------------------
David E. Stitt


/s/ Paul N. Risinger                 Director                                             March 31, 1997
----------------------------------
Paul N. Risinger

                                                         EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      3.1    Restated Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the
             Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
             September 15, 1995 (File No. 33-97002)

      3.2    Restated Bylaws of Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's
             Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15,
             1995 (File No. 33-97002)

     10.1    Employment Agreement between the Registrant and Robert L. Deinhammer dated July 31, 1992
             (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1
             filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)

     10.2    1990 Stock Benefit Plan (incorporated by reference from Exhibit 10.5 to the Registrant's Registration
             Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File
             No. 33-97002)

     10.3    1992 Performance Stock Plan (incorporated by reference from Exhibit 10.6 to the Registrant's
             Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15,
             1995 (File No. 33-97002)

     10.4    1995 Directors Stock Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's
             Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15,
             1995 (File No. 33-97002)

     10.5    Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 20, 1992;
             Schedule to Loan and Security Agreement dated October 20, 1992; Amendment to Loan and Security
             Agreement dated June 15, 1993; Loan Modification Agreements to Loan and Security Agreement dated June
             13, 1994, March 27, 1995 and June 27, 1995; and Secured Promissory Notes dated March 27, 1995 and
             June 27, 1995 (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No.
             33-97002)

     10.6    Loan and Security Agreement (Exim) between the Registrant and Silicon Valley Bank dated October 20,
             1992; Schedule to Loan and Security Agreement (Exim) dated October 20, 1992;

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
             Amendments to Loan and Security Agreement (Exim) dated June 15, 1993 and August 15, 1993; Loan
             Modification Agreements to Loan and Security Agreement (Exim) dated June 13, 1994 and June 27,
             1995; Exim Working Capital Borrower Agreement dated June 27, 1995; Letter Agreement dated June 29,
             1995 modifying Loan Modification Agreement (Exim) dated June 27, 1995; and Secured Promissory
             Note dated October 20, 1992 (incorporated by reference from Exhibit 10.2 to the Registrant's
             Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
             September 15, 1995 (File No. 33-97002)

     10.7    Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27, 1989; and
             Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August 18, 1993 and March 31,
             1994 (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form
             S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)

     10.8    Third Amended and Restated Investment Agreement dated as of September 15, 1995 (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed with the
             Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)

   **10.9    License Agreement between the Registrant and Intel Corporation dated March 30, 1990 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 filed with the
             Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)

   **10.10   Tools Development and Bond-Out License Agreement between the Registrant and Intel Corporation dated
             September 30, 1993, as amended April 13, 1994 (incorporated by reference from Exhibit 10.10 to the
             Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
             September 15, 1995 (File No. 33-97002)

   **10.11   Bond-Out License Agreement between the Registrant and Intel Corporation dated September 16, 1994
             (incorporated by reference from Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
             filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)

   **10.12   Source License and Distribution Agreement between the Registrant and Microtec Research, Inc. dated
             August 1, 1994

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
             (incorporated by reference from Exhibit 10.12 to the Registrant's Registration
             Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File
             No. 33-97002)

   **10.15   Processor feature Technology License Agreement between the Registrant and Intel Corporation dated
             September 21, 1995 (incorporated by reference from Exhibit 10.15 to the Registrant's Registration
             Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File
             No. 33-97002))

     10.16   Business Loan Agreement between the Registrant and U.S. Bank of Washington, N.A. dated February 9,
             1996; Alternative Rate Options Promissory Note dated February 9, 1996 (incorporated by reference from
             Exhibit 10.16 to the Company's annual report on form 10K for year ended December 31, 1995)

     11      Computation of Earnings per Share

     21      Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant's
             Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15,
             1995 (File No. 33-97002)

     23      Consent of Ernst & Young LLP, Independent Auditors

-----------------------
**  Confidential treatment has been granted for portions of this exhibit.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                         APPLIED MICROSYSTEMS CORPORATION
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                        COL. C
                                                                                      ADDITIONS
                                                                               ------------------------
                                                                                   (1)          (2)
                                                                    COL. B       CHARGED      CHARGED
                                                                  BALANCE AT       TO           TO                       COL. E
                                                                   BEGINNING      COSTS        OTHER        COL. D       BALANCE
                             COL. A                                   OF           AND       ACCOUNTS    DEDUCTIONS:     END OF
                          DESCRIPTION                               PERIOD      EXPENSES     DESCRIBE      DESCRIBE      PERIOD
----------------------------------------------------------------  -----------  -----------  -----------  ------------  -----------
Year ended December 31,1996
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $  55,000   ($  3,000)      --            --          $  52,000
    Allowance for sales returns.................................   $ 113,000      --         507,000(B)    (408,000)(C)  $ 212,000
                                                                   ---------   ---------   ---------      ---------      ---------
    Totals......................................................   $ 168,000   ($  3,000)  $ 248,000     ($ 149,000)     $ 264,000
                                                                   ---------   ---------   ---------      ---------      ---------
                                                                   ---------   ---------   ---------      ---------      ---------
Year ended December 31, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $  48,000    $ 14,000       --         ($  7,000 (A)  $  55,000
    Allowance for sales returns.................................   $  97,000       --        140,000(B)    (124,000 (C)  $ 113,000
                                                                   ---------    --------    ---------      ---------     ---------
    Totals......................................................   $ 145,000    $ 14,000     140,000      ($ 131,000)    $ 168,000
                                                                   ---------    --------    ---------      ---------     ---------
                                                                   ---------    --------    ---------      ---------     ---------
Year ended December 31, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts.............................   $  41,000      14,000       --         ($   7,000)(A) $  48,000
    Allowance for sales returns.................................   $ 156,000       --         276,000(B)    (335,000)(C) $  97,000
                                                                   ---------    --------    ---------      ---------     ---------
    Totals......................................................   $ 197,000    $ 14,000    $ 276,000     ($ 342,000)    $ 145,000
                                                                   ---------    --------    ---------      ---------     ---------
                                                                   ---------    --------    ---------      ---------     ---------

------------------------
(A) Uncollectible accounts written off, net of recoveries
(B) Estimated future sales returns charged to revenue
(C) Actual Sales Returns