Form 10-K/A
period 1996-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1997-04-21
CIK 1000787

The attached three pages, that were inadvertently left off by our EDGAR service provider, should be added to the 10-K submission dated March 31, 1997.

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K/A

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

11.  GEOGRAPHIC INFORMATION

  The Company is engaged in one line of business: the design, manufacture, and marketing of specialized test instruments and software for the microprocessor industry. Certain financial information of operations by geographic area is provided in the table below based on the location of the Company's facilities. Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer.


                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1996      1995     1994
                                                                -------   ------   -------


                                                                      (IN THOUSANDS)
Net Sales:
  United States...............................................  $22,615   $17,839  $15,400
  Japan.......................................................   12,842    10,412    7,661
  Europe......................................................    3,205     2,788    2,602
                                                                -------   -------  -------
  Consolidated net sales......................................  $38,662   $31,039  $25,663
                                                                -------   -------  -------
                                                                -------   -------  -------
  Export Sales to unaffiliated customers......................   $2,367   $ 1,917  $ 1,556
                                                                -------   -------  -------
                                                                -------   -------  -------
Income(Loss) before income taxes:
  United States...............................................   $5,900   $ 2,778  $   734
  Japan.......................................................      266       183       32
  Europe......................................................     (214)     (413)    (591)
  Corporate elimination's.....................................     (654)     (789)     (77)
                                                                -------   -------  -------
  Consolidated income before income tax.......................   $5,298   $ 1,759   $   98
                                                                -------   -------  -------
                                                                -------   -------  -------
Identifiable assets:
  United States...............................................  $24,071   $21,638   $9,043
  Japan.......................................................    5,225     3,888    3,554
  Europe......................................................    1,528     1,320    1,414
                                                                -------   -------  -------
  Consolidated assets.........................................  $30,824   $26,846  $14,011
                                                                -------   -------  -------
                                                                -------   -------  -------

12.  Quarterly Financial Information (unaudited)

   Summarized quarterly financial information for 1996 and 1995 is as follows:


                                                                                1996
                                                          -----------------------------------------------
                                                          MAR. 31     JUNE 30     SEPT. 30        DEC. 31
                                                          -------     -------     --------        -------
FOR THE QUARTERS ENDED:
(IN THOUSANDS, EXCEPT PER SHARE DATA)

     Net sales.......................................     $8,704       $9,750     $9,711         $10,496
     Gross profit....................................      6,147        6,944      7,101           7,677
     Net Income......................................        702          996        967           1,052
     Earnings per share:
     Net income......................................      $0.10        $0.14      $0.14           $0.15
     Weighted average common shares and equivalents..      7,083        7,106      7,128           7,094
     Market price per share:
          High.......................................     $12.75       $20.75    $23.875          $23.75
          Low........................................       7.75         9.00      11.25            9.00



                                                                                 1995
                                                          -----------------------------------------------
                                                          MAR. 31     JUNE 30     SEPT. 30        DEC. 31
                                                          -------     -------     --------        -------

FOR THE QUARTERS ENDED:
(IN THOUSANDS, EXCEPT PER SHARE DATA)


     Net sales......................................      $7,227      $7,670      $7,828         $8,314
     Gross profit...................................       4,958       5,306       5,444          5,801
     Net Income.....................................          86         306         452            610
     Earnings per share:
     Net income......................................       $0.02       $0.06       $0.08          $0.10
     Weighted average common shares and equivalents..       5,471       5,471       5,578          6,398
     Market price per share:
          High.......................................          --          --          --         $10.75
          Low........................................          --          --          --           6.75


   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                   Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is contained in part in the sections captioned "Board of Directors--Nominees for Director" and "Voting Securities and Principal Holders--Exchange Act Compliance" in the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997, and such information is incorporated herein by reference.

   The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" and "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 30, 1997.

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