Form 10-Q
period 1997-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1997-05-12
CIK 1000787

===============================================================================

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

                                 -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997   COMMISSION FILE NUMBER 0-26778

                           APPLIED MICROSYSTEMS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 -----------

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

                                 -----------

            Securities registered pursuant to Section 12(b) of the Act:

                                    None

            Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, Par Value $.01 Per Share
                                 (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                     --      --

     The number of shares of the registrant's Common Stock outstanding as of May 2, 1997, was 6,769,714.

     This report including exhibits consists of 14 pages. The exhibit index appears on page 13.

===============================================================================

                        APPLIED MICROSYSTEMS CORPORATION

                              INDEX TO FORM 10-Q


                                                                          PAGE
                                                                          ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Income for the three months ended
          March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . .   3

          Consolidated Balance Sheets as of  March 31, 1997 and
          December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . .   5

          Notes to Consolidated Financial Statements  . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . .   7


PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   11

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

          Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . .   13

          Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                        APPLIED MICROSYSTEMS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                             THREE MONTHS ENDED MARCH 31
                                          -------------------------------
                                                     1997       1996
                                           ----------------    ----------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNT)
                                                         (UNAUDITED)

Net sales..........................................   $8,902      8,704
Cost of sales.......................................   2,456      2,557
                                                      ------     ------
Gross profit........................................   6,446      6,147

Operating expenses:
   Sales, general and administrative...............    4,359      3,447
   Research and development........................    2,186      1,807
                                                      ------     ------
Total operating expenses...........................    6,545      5,254
                                                      ------     ------
Income from operations.............................      (99)       893

Interest income and other..........................      164        153
Interest expense...................................       (4)       (14)
                                                      ------     ------
Income before income taxes.........................       61      1,032
Income taxes.......................................       19        330
                                                      ------     ------
Net income.........................................      $42       $702
                                                      ------     ------
                                                      ------     ------
Net income per share...............................    $0.01      $0.10
Shares used in per share calculation...............    7,101      7,083


The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                             -----------       ------------
                                             (UNAUDITED)
                     ASSETS

Current assets:
   Cash and cash equivalents.............     $7,626              $7,208
   Short term investments................      5,933               5,931
   Accounts receivable...................      8,863              10,261
   Inventories...........................      3,322               3,197
   Prepaid and other current assets......      1,039               1,020
                                             -------             -------
      Total current assets...............     26,783              27,617

Property and equipment, net..............      2,704               2,441
Other assets.............................        735                 766
                                             -------             -------
      Total assets.......................    $30,222             $30,824
                                             -------             -------
                                             -------             -------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable......................     $3,060              $2,394
   Accrued payroll.......................      1,383               1,839
   Other accrued expenses................        847               1,220
   Deferred revenue......................      2,532               2,696
   Current portion of long-term
    obligations..........................         54                  53
                                             -------             -------
      Total current liabilities..........      7,876               8,202

Long-term obligations, less current
  portion................................          5                  15
Shareholders' equity:
   Preferred stock, par value $.01
      Authorized - 5,000,000 shares             ----                ----
   Common stock, par value $.01
      Authorized - 25,000,000 shares
      Issued - 6,725,000 and 6,634,000 shares at
      March 31, 1997 and December 31, 1996,
       respectively......................     26,070              26,068
   Cumulative translation adjustment.....       (642)               (332)
   Accumulated deficit...................     (3,087)             (3,129)
                                             -------             -------
      Total shareholders' equity.........     22,341              22,607
                                             -------             -------
      Total liabilities and shareholders'
        equity...........................    $30,222             $30,824
                                             -------             -------
                                             -------             -------

The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               THREE MONTHS ENDED MARCH 31,
                                                  1997            1996
                                               ------------    ------------
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................       $42               $702
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization............       281                281
Changes in operating assets and liabilitie
   Accounts receivable......................     1,398               (217)
   Inventories..............................      (125)                69
   Prepaid expenses.........................       (19)               (59)
   Other assets.............................         4                 16
   Deferred revenue.........................      (164)               264
   Accounts payable and accrued expenses....      (163)              (790)
                                               -------             ------
      Net cash provided by operating
       activities ..........................     1,254                266

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments.......        (2)            (3,936)
   Property and equipment additions.........      (517)              (344)
                                               -------             ------
      Net cash used in investing
       activities...........................      (519)            (4,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stock options exercised..................         2                  3
   Repayment of long-term obligations.......       (10)               (19)
                                               -------             ------
      Net cash used in financing
       activities...........................        (8)               (16)

Effects of foreign exchange rate changes
 on cash....................................      (309)               (57)
                                               -------             ------
Increase (decrease) in cash and cash
 equivalents................................       418             (4,087)
Cash and cash equivalents at beginning
 of period..................................     7,208             12,771
                                               -------             ------
Cash and cash equivalents at end of
 period.....................................    $7,626             $8,684
                                               -------             ------
                                               -------             ------

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest.................................        $4                $14
   Income taxes.............................      $281               $232


The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

      The consolidated financial statements for the three month period ended March 31, 1997 and 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

      Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2. COMPUTATION OF EARNINGS PER SHARE

      Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include the effect of all outstanding stock options and warrants. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive using the treasury stock method.


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1996 of $0.01, while the impact of Statement 128 on the calculation of primary earnings per share for the first quarter ended March 31, 1997 and fully diluted earnings per share for these quarters is not expected to be material.

3. INVENTORIES

Inventories consist of:

                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                               ---------       ------------
                                                      (IN THOUSANDS)

Finished goods                                  $1,532            $1,282
Work in process                                     79               168
Purchased parts                                  1,711             1,747
                                                ------            ------
                                                $3,322            $3,197
                                                ------            ------
                                                ------            ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's 1996 Annual Report to Shareholders.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from comparative prior period in each line item.

                                         Percent of       Period-to-Period
                                         Net Sales        Percentage Change
                                     ------------------  -------------------
                                     Three Months Ended   Three Months Ended
                                          March 31,         March 31, 1997
                                     1997          1996    Compared to 1996
                                     ---------  -------  -------------------

Net sales............................. 100.0%    100.0%          2.3%
Cost of sales.........................  27.6      29.4          (3.9)
                                       -----     -----
Gross profit..........................  72.4      70.6           4.9

Operating expenses:
   Sales, general and administrative..  49.0      39.6          26.5
   Research and development...........  24.6      20.8          21.0
                                       -----     -----
Total operating expenses..............  73.6      60.4          24.6
                                       -----     -----
Income from operations................  (1.2)     10.2        (111.1)


Interest income and other.............   1.8       1.8           7.2
Interest expense......................  ----      (0.2)        -----
                                       -----     -----
Income before income taxes............   0.6      11.8         (94.1)

Income taxes..........................    .1       3.8         (94.2)
                                       -----     -----         -----
Net income............................   0.5%      8.0%        (94.0%)
                                       -----     -----
                                       -----     -----

NET SALES

     Net sales increased by 2.3% to $8.9 million from $8.7 million for the quarter ended March 31, 1997 and 1996, respectively. These increases were primarily attributable to the growth in sales of low cost debug and CodeTEST-TM- tools. The increases were partially offset by a decline in unit sales of higher priced debug tools and to a lesser extent was unfavorably impacted by currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools and to a lesser extent product support revenues. Product support revenues increased by 60% from the prior three month period, and represented approximately 12.2% and 7.8%, respectively, of total sales in the quarters ended March 31, 1997 and 1996. The increase relates to higher revenue levels in prior quarters that the associated service contracts are sold against, but recognized ratably over the life of each maintenance contract, typically 12 months. The Company generally recognizes revenues from product sales upon shipment.

     International sales expressed in U.S. dollars increased by 6.7% for the quarter ended March 31, 1997 over the comparable period of 1996, to 49.8% of net sales as compared to 47.8% of net sales in the first quarter of the prior year. The growth rate for international sales as expressed in U.S. dollars is attributable to increased unit sales, due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same as in the prior comparable period, especially in Japan, sales would have increased an additional five percentage points for the quarter ended March 31, 1997. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

     The Company's gross profit increased to $6.5 million, or 72.4% of net sales, from $6.1 million, or 70.6% of net sales, in the quarters ended March 31, 1997 and 1996, respectively. The increases in gross profit as a percentage of net sales were primarily attributable to an increase in the percentage of net sales of newer debug and CodeTEST products that have lower material and labor costs, and to a lesser extent, favorable cost reductions on certain hardware components. These savings were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses were $4.4 million or 49.0% of net sales, and $3.4 million, or 39.6% of net sales, for the quarter ended March 31, 1997 and 1996, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales force headcount, and to a lesser extent, increased sales commissions and travel related expenses. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the quarter ending March 31, 1997. Sales are difficult to predict and the majority occur late in the quarter, at which time budgets are already committed. Sales, general and administrative expenses include salaries, bonuses, commissions, benefits, depreciation, travel and entertainment, rent, telephone, supplies and promotional costs. The Company expects its sales and marketing expenditures to continue to increase in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

     Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company does hedge a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

RESEARCH AND DEVELOPMENT

     Research and development expenses were $2.2 million, or 24.6% of net sales, and $1.8 million, or 20.8% of net sales, for the quarters ended March 31, 1997 and 1996, respectively. The 21.0% increase in the dollar amount of research and development expenses was primarily attributable to increased compensation-related and proto-typing expenses and to a lesser extent, a decrease in external development funding received from third parties. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the quarter ending March 31, 1997. Sales are difficult to predict and the majority occur late in the quarter at which time budgets are already committed. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future

OTHER

     The Company's interest (net) and other income increased by $11,000 between the comparable three month periods due primarily to an increase in cash and marketable securities generated from operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995 which resulted in net proceeds to the Company of $13 million. Among other things, these proceeds were used to purchase short-term investments and equipment, and pay off certain debts. For the three months ended March 31, 1997 and 1996, the Company generated $1.3 million and $266,000, respectively, of cash from operations; and utilized $519,000 and $4.3 million, respectively, of cash for purchases of short-term investments and equipment. As of March 31, 1997, the Company had working capital of $19.0 million, including $13.6 million of cash, cash equivalents and short-term investments

     The Company believes that its existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, and other risks set forth in the Company's filings with the Securities and Exchange Commission, including its annual report for the year ended December 31, 1996 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

     The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or even after the quarter is over, at which time, budgeted expenses have already been committed which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

PART II. -  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)       The following exhibits are filed as part of this report.


               11    Computation of Earnings Per Share.

     (B)       Report on Form 8-K

               The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on May 8, 1997.

                              APPLIED MICROSYSTEMS CORPORATION
                              (Registrant)

                              By  /s/     A. James Beach
                                 ------------------------------
                                  A. James Beach
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                  SECRETARY AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


 Exhibit No.                      Description                   Page No.

 11             Computation of Earnings Per Share.                   14