Form 10-Q
period 1997-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1997-08-13
CIK 1000787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q
                                      ---------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997         COMMISSION FILE NUMBER 0-26778

                          APPLIED  MICROSYSTEMS  CORPORATION
                (Exact name of registrant as specified in its charter)

                                    ---------------

         WASHINGTON                                   91-1074996
    (State of  incorporation)          (I.R.S. Employer Identification Number)

    5020 148TH AVENUE N.E.                             98052
    REDMOND, WASHINGTON                               (Zip Code)
(Address of principal executive offices)

                                    (425) 882-2000
                 (Registrant's telephone number, including area code)

                                    --------------


             Securities registered pursuant to Section 12(b) of the Act:

                                         None

             Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $.01 Per Share

                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                   ------         ------

    The number of shares of the registrant's Common Stock outstanding as of August 1, 1997, was 6,797,934.

    This report including exhibits consists of 16 pages. The exhibit index appears on page 14.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            APPLIED MICROSYSTEMS CORPORATION

                                  INDEX TO FORM 10-Q


                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income for the quarter and six months ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Balance Sheets as of  June 30, 1997 and December 31,
         1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 12

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         Exhibit 10.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

         Exhibit 11. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                    APPLIED MICROSYSTEMS CORPORATION

                                   CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                            --------------------------    ------------------------
                                             1997           1996           1997           1996
                                             ----           ----           ----           ----
                                                     (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                    (UNAUDITED)
Net sales. . . . . . . . . . . . . . . . . . $10,009        $9,750         $18,911         $18,454
Cost of sales. . . . . . . . . . . . . . . .   2,698         2,806           5,154           5,363
                                             -------        ------         -------         -------
Gross profit . . . . . . . . . . . . . . . .   7,311         6,944          13,757          13,091

Operating expenses:
   Sales, general and administrative.. . . .   4,609         3,716          8,968            7,163
   Research and development  . . . . . . . .   2,104         2,000          4,290            3,807
                                             -------        ------         ------         --------
Total operating expenses . . . . . . . . . .   6,713         5,716         13,258           10,970
                                             -------        ------         ------         --------
Income from operations . . . . . . . . . . .     598         1,228            499            2,121

Interest income and other. . . . . . . . . .     167           139            331              292
Interest expense . . . . . . . . . . . . . .      (4)          (12)            (8)             (26)
                                             -------        ------         ------         --------
Income before income taxes . . . . . . . . .     761         1,355            822            2,387
Income taxes . . . . . . . . . . . . . . . .     114           359            133              689
                                             -------        ------         ------         --------
Net income . . . . . . . . . . . . . . . . .    $647          $996           $689           $1,698
                                             -------        ------         ------         --------
                                             -------        ------         ------         --------


Net income per share . . . . . . . . . . . .   $0.09         $0.14          $0.10             $0.24
Shares used in per share calculation . . . .   7,259         7,106          7,217             7,093

             The accompanying notes are an integral part of these consolidated financial statements.

                           APPLIED MICROSYSTEMS CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                       JUNE 30,          DECEMBER 31,
                                                        1997                1996
                                                 ------------------     --------------
                                                               (UNAUDITED)
                            ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . .             $7,571              $7,208
   Short term investments . . . . . . . . . .              5,966               5,931
   Accounts receivable. . . . . . . . . . . .              9,799              10,261
   Inventories. . . . . . . . . . . . . . . .              3,504               3,197
   Prepaid and other current assets . . . . .                936               1,020
                                              -------------------    ----------------
    Total current assets. . . . . . . . . . .             27,776              27,617

Property and equipment, net . . . . . . . . .              2,873               2,441
Other assets. . . . . . . . . . . . . . . . .                789                 766
                                              -------------------    ----------------
     Total assets . . . . . . . . . . . . . .            $31,438             $30,824
                                              -------------------    ----------------
                                              -------------------    ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . .             $3,108              $2,394
   Accrued payroll . . . . . . . . . . . . . .              1,274               1,839
   Other accrued expenses  . . . . . . . . . .                712               1,220
   Deferred revenue  . . . . . . . . . . . . .              2,849               2,696
   Current portion of long-term obligations  .                 43                  53
                                              -------------------    ----------------
      Total current liabilities  . . . . . . .              7,986               8,202

Long-term obligations, less current portion. .                 -                   15
Shareholders' equity:
   Preferred stock, par value $.01
      Authorized - 5,000,000 shares                            -                    -
      Common stock, par value $.01
      Authorized - 25,000,000 shares
      Issued - 6,796,000 and 6,634,000 shares at
      June 30, 1997 and December 31, 1996,
      respectively . . . . . . . . . . . . . .              26,259              26,068
Cumulative translation adjustment. . . . . . .                (367)               (332)
Accumulated deficit  . . . . . . . . . . . . .              (2,440)             (3,129)
                                              --------------------   -----------------

      Total shareholders'
       equity. . . . . . . . . . . . . . . . .              23,452              22,607
                                              --------------------   -----------------
      Total liabilities and shareholders' equity           $31,438             $30,824
                                              --------------------   -----------------
                                              --------------------   -----------------

       The accompanying notes are an integral part of these consolidated financial statements.

                           APPLIED MICROSYSTEMS CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           SIX MONTHS ENDED JUNE 30,
                                                           1997                1996
                                                       -------------       -----------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .     $689                $1,698
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Depreciation and amortization.  . . . . . . . .      567                   567
Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . .      462                (1,225)
       Inventories . . . . . . . . . . . . . . . . . .     (307)                   30
       Prepaid expenses  . . . . . . . . . . . . . . .       84                  (663)
       Other assets  . . . . . . . . . . . . . . . . .       30                    62
       Deferred revenue  . . . . . . . . . . . . . . .      153                   336
       Accounts payable and accrued expenses . . . . .     (313)                 (248)
                                                       -------------       ------------
          Net cash provided by operating activities. .    1,365                   557

Cash flows from investing activities:
       Purchase of short-term investments. . . . . . .      (35)               (5,918)
       Property and equipment additions. . . . . . . .   (1,052)                 (578)
                                                       -------------       ------------
          Net cash used in investing activities. . . .   (1,087)               (6,496)

Cash flows from financing activities:
       Stock options exercised . . . . . . . . . . . .      136                    19
       Repayment of long-term obligations. . . . . . .      (15)                  (40)
                                                       -------------       ------------
          Net cash provided by (used in)
          financing activities . . . . . . . . . . . .      121                   (21)

Effects of foreign exchange rate changes on cash . . .      (36)                 (105)
                                                       -------------       ------------
Increase (decrease) in cash and cash equivalents . . .      363                (6,065)
Cash and cash equivalents at beginning of period . . .    7,208                12,771
                                                       -------------       ------------
Cash and cash equivalents at end of period . . . . . .   $7,571                $6,706
                                                       -------------       ------------
                                                       -------------       ------------

Supplemental disclosures of cash paid:
        Interest . . . . . . . . . . . . . . . . . . .       $8                   $26
        Income Taxes . . . . . . . . . . . . . . . . .     $582                  $434


The accompanying notes are an integral part of these consolidated financial statements.

                           APPLIED MICROSYSTEMS CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The consolidated financial statements for the six month period ended June 30, 1997 and 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Shareholders. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the Second Quarter ended June 30, 1996 of $0.01, while the impact of Statement 128 on the calculation of primary earnings per share for the Second Quarter ended June 30, 1997 and fully diluted earnings per share for these quarters is not expected to be material.

3. INVENTORIES

Inventories consist of:




                                                   JUNE 30,           DECEMBER 31,
                                                    1997                  1996
                                               --------------       --------------
                                                          (IN THOUSANDS)
Finished goods                                      $1,371               $1,282
Work in process                                        239                  168
Purchased parts                                      1,894                1,747
                                               -------------        -------------
                                                    $3,504               $3,197
                                               -------------        -------------
                                               -------------        -------------

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


                                         Percent of          Period-to-Period
                                         Net Sales          Percentage Change
                                    ------------------      ------------------
                                    Three months Ended      Three months Ended
                                         June 30,            June 30, 1997
                                     1997       1996         Compared to 1996
                                    ------     ------       ------------------
Net sales. . . . . . . . . . . . . . 100.0%     100.0%             2.7%
Cost of sales. . . . . . . . . . . .  27.0       28.8             (3.8)
                                    ------     ------
Gross profit . . . . . . . . . . . .  73.0       71.2              5.3

Operating expenses:
   Sales, general
     and administrative . . . . . .   46.0       38.1             24.0
   Research and development . . . .   21.0       20.5              5.2
                                    ------     ------
Total operating expenses. . . . . .   67.0       58.6             17.4
                                    ------     ------
Income from operations. . . . . . .    6.0       12.6            (51.3)

Interest income and other . . . . .    1.7        1.4             20.1
Interest expense. . . . . . . . . .      -       (0.1)               -
                                    ------     ------            -----
Income before income taxes. . . . .    7.7       13.9            (43.8)
Income taxes. . . . . . . . . . . .    1.2        3.7            (68.2)
                                    ------     ------
Net income. . . . . . . . . . . . .   6.5%      10.2%           (35.0)%
                                    ------     ------
                                    ------     ------

                                         Percent of          Period-to-Period
                                         Net Sales          Percentage Change
                                    ------------------      ------------------
                                    Six months Ended        Six months Ended
                                         June 30,            June 30, 1997
                                     1997       1996         Compared to 1996
                                    ------     ------       ------------------
Net sales. . . . . . . . . . . . .   100.0%     100.0%            2.5%
Cost of sales. . . . . . . . . . .    27.3       29.1            (3.9)
                                    ------     ------
Gross profit . . . . . . . . . . .    72.7       70.9             5.1

Operating expenses:
    Sales, general
           and administrative  . .    47.4       38.8            25.2
    Research and development . . .    22.7       20.6            12.7
                                    ------     ------
Total operating expenses . . . . .    70.1       59.4            20.9
                                    ------     ------
Income from operations . . . . . .     2.6       11.5           (76.5)
Interest income and other. . . . .     1.7        1.5            13.4
Interest expense . . . . . . . . .       -       (0.1)              -
                                    ------     ------
Income before income taxes . . . .     4.3       12.9           (65.6)
Income taxes . . . . . . . . . . .     0.7        3.7           (80.7)
                                    ------     ------
Net income . . . . . . . . . . . .    3.6%        9.2%          (59.4)%
                                    ------     ------
                                    ------     ------

NET SALES

    Net sales increased by 2.7% to $10.0 million from $9.8 million for the quarters ended June 30, 1997 and 1996, respectively. For the first six months of 1997, revenue increased by 2.5% to $18.9 million from $18.5 million for the same period of 1996. These increases were primarily attributable to the growth in sales of low cost debug tools and service revenues. The increases were partially offset by a decline in unit sales of higher priced debug tools and to a lesser extent currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging, testing tools and product support revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 50.8% and 54.8% over the prior three month and six month periods, respectively, and increased as a percentage of sales to 11.7% from 8.0% of net sales for the quarters ended June 30, 1997 and 1996, respectively, and to 12.1% from 8.0% of net sales for the six months ended June 30, 1997 and 1996, respectively. These increases result from higher revenue levels in prior quarters being accompanied by higher sales of associated service contracts from which support revenues are recognized ratably over the contract life, as well as the Company's recently expanded focus on support and service sales.

    International sales expressed in U.S. dollars increased by 8.9% for the quarter ended June 30, 1997 over the comparable period of 1996, to 49.6% of net sales as compared to 46.8% of net sales in the prior comparable quarter. For the six months ending June 30, 1997, international sales increased 7.8% over the same period in 1996, representing 49.7% of total sales versus 47.2% in the prior comparable period. The growth rate for international sales as expressed in U.S. dollars is attributable to increased unit sales, due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, overall sales would have increased an additional 3.3 percentage points for the quarter ended June 30, 1997 and increased an additional 4.0 percentage points for the six months ended June 30, 1997. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

    The Company's gross profit increased to $7.3 million, or 73.0% of net sales, from $6.9 million, or 71.2% of net sales, in the quarters ended June 30, 1997 and 1996, respectively. For the six months ending June 30, 1997, the Company's gross profit increased to $13.8 million from $13.1 million in the prior comparable period, representing 72.7% and 70.9% of net sales, respectively. The increases in gross profit as a percentage of net sales were primarily attributable to an increase in the higher margin product support revenues, an increase of net sales of newer debug products that have lower material and labor costs, and to a lesser extent, favorable cost reductions on certain hardware components. These margin improvements were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations.

SALES, GENERAL AND ADMINISTRATIVE

    Sales, general and administrative expenses were $4.6 million or 46.0% of net sales, and $3.7 million, or 38.1% of net sales, for the quarters ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, sales, general and administrative expenses were $9.0 million or 47.4% of net sales, and $7.2 million or 38.8% of net sales, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased sales force headcount, and to a lesser extent, increased promotional and travel related expenses. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the quarter ending June 30, 1997. Sales are difficult to predict and the majority occur late in the quarter, at which time budgets are already committed. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

    Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company, does from time to time, hedge a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

RESEARCH AND DEVELOPMENT

    Research and development expenses were $2.1 million, or 21.0% of net sales, and $2.0 million, or 20.5% of net sales, for the quarters ended June 30, 1997 and 1996, respectively. For the six month periods ending June 30, 1997 and June 30, 1996, research and development expenses were $4.3 million, or 22.7% of net sales, and $3.8 million, or 20.6% of net sales, respectively. The 5.2% and 12.7% increases in the dollar amount of research and development expenses between comparable periods was primarily attributable to a decrease in external development funding received from third parties and, to a lesser extent, an increase in proto typing expenses, offset by a decrease in compensation related expenses. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

    The Company's interest (net) and other income increased by $27,000 between the comparable three month periods and $38,000 between the comparable six month periods due primarily to an increase in cash and marketable securities generated from operations.

TAXES

    The Company's estimated annualized 1997 effective tax rate was reduced from 31% to 15% (1996 actual rate was 30%.) in the second quarter of 1997 due to a new tax code regulation that allows for a restructuring, for tax purposes only, of some of its foreign subsidiaries so as to enable the Company to recognize a portion of the net operating losses of certain foreign operations. The Company anticipates this lower rate will be sustained through 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995, which resulted in net proceeds to the Company of $13.0 million. Among other things, these proceeds were used to pay off certain debts, purchase equipment and short-term investments. For the six months ended June 30, 1997 and 1996, the Company generated $1.4 million and $557,000, respectively, of cash from operations, and utilized $1.1 and $6.5 million, respectively, of cash for purchases of short-term investments and equipment. As of June 30, 1997, the Company had working capital of $19.8 million, including $13.5 million of cash, cash equivalents and short-term investments

    The Company believes that its existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

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

    The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or even after the quarter is over, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 30, 1997. The following matters were voted upon by the shareholders with the following results:

         (1) The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal: Robert L. Deinhammer, Elwood
             D. Howse, Jr, Anthony Miadich, Paul N. Risinger and David
             E.Stitt.

             The number of votes cast for or withheld for each director nominee was as follows:

    Nominee                         For               Withheld
    Robert L. Deinhammer            6,159,655         110,485

    Elwood D. Howse, Jr.            6,160,605         109,535

    Anthony Miadich                 6,160,805         109,335

    Paul N. Risinger                6,160,305         109,835

    David E. Stitt                  6,160,605         109,535

         (2) The shareholders voted 4,080,157 shares in the affirmative, 236,856 shares in the negative, 33,094 abstained and 2,374,619 broker non-votes to amend the existing Applied Microsystems Corporation 1992 Performance Stock Plan (the "1992 Plan"), as amended,to increase the number of shares issuable thereunder from 1,775,317 shares to 2,175,317 shares.

         (3) The shareholders voted 6,251,181 shares in the affirmative and 5,750 shares in the negative to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1997.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (A)     The following exhibits are filed as part of this report.

              10.1 Amendment dated as of May 30, 1997, to Registrant's 1992
                   Performance Stock Plan, as amended.
              11   Computation of Earnings Per Share.

      (B)     Report on Form 8-K

              The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on August 8, 1997.

                             APPLIED MICROSYSTEMS CORPORATION
                             (Registrant)

                             By      /s/     A. James Beach
                                ---------------------------------------------
                                     A. James Beach
                                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                     SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                    EXHIBIT INDEX

Exhibit No.                         Description                     Page No.
----------                          -----------                     --------

10.1               Amendment dated as of May 30, 1997, to              15
                   the Registrant's Performance Stock Plan, as amended.

11                 Computation of Earnings Per Share.                  16