Form 10-Q
period 1997-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1997-11-14
CIK 1000787

================================================================================
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

                                      ---------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended September 30, 1997

                                          or

[    ]   Transition report pursuant to section 13  or 15(d) of the Securities
         Exchange Act of 1934.

                For the transition period from ______ to ______

                           COMMISSION FILE NUMBER 0-26778

                                      ---------

                          APPLIED  MICROSYSTEMS  CORPORATION
                (Exact name of registrant as specified in its charter)

                                      ---------

             WASHINGTON                                91-1074996
      (State of  incorporation)      (I.R.S. Employer Identification Number)

             5020 148TH AVENUE N.E. , REDMOND, WASHINGTON   98052-5119
                                  (425) 882-2000
(Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                      ---------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 6,807,876 shares outstanding as of October 31, 1997

    This report including exhibits consists of 15 pages. The exhibit index appears on page 14.

================================================================================

                           APPLIED MICROSYSTEMS CORPORATION

                                      FORM 10-Q

                           QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX

                                                                                 PAGE
                                                                                 ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Income for the quarter and nine months ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Balance Sheets as of  September 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .7


PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 12

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

         Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

         Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         APPLIED MICROSYSTEMS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                        THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                        -------------------------------    ------------------------------
                                              1997            1996                1997           1996
                                        --------------  ---------------    ----------------  ------------
                                                         (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                      (UNAUDITED)

Net sales..................................  $10,758        $9,711             $29,669           $28,166
Cost of sales..............................    2,861         2,610               8,015             7,974
                                             -------        ------             -------           -------
Gross profit...............................    7,897         7,101              21,654            20,192

Operating expenses:
  Sales, general and administrative........    4,870         3,794              13,838            10,957
  Research and development.................    2,010         2,056               6,300             5,863
                                             -------        ------             -------           -------
Total operating expenses...................    6,880         5,850              20,138            16,820
                                             -------        ------             -------           -------
Income from operations.....................    1,017         1,251               1,516             3,372

Interest income and other..................      178           151                 509               444
Interest expense...........................       (3)           (9)                (11)              (36)
                                             -------        ------             -------           -------
Income before income taxes.................    1,192         1,393               2,014             3,780
Income taxes...............................      180           426                 313             1,115
                                             -------        ------             -------           -------
Net income.................................  $ 1,012        $  967             $ 1,701           $ 2,665
                                             =======        ======             =======           =======
Net income per share.......................    $0.14         $0.14               $0.23             $0.38
Shares used in per share calculation.......    7,393         7,128               7,273             7,097


The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   -------------   ------------
                                                    (UNAUDITED)
                        ASSETS

Current assets:
  Cash and cash equivalents........................   $  6,127         $7,208
  Short term investments...........................      8,704          5,931
  Accounts receivable..............................     10,032         10,261
  Inventories......................................      3,414          3,197
  Prepaid and other current assets.................        789          1,020
                                                       -------        -------
    Total current assets...........................     29,066         27,617
Property and equipment, net........................      2,885          2,441
Other assets.......................................        798            766
                                                       -------        -------
    Total assets...................................    $32,749        $30,824
                                                       =======        =======
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................     $2,460         $2,394
  Accrued payroll..................................      2,033          1,839
  Other accrued expenses...........................        808          1,220
  Deferred revenue.................................      3,028          2,696
  Current portion of long-term obligations.........         29             53
                                                       -------        -------
    Total current liabilities......................      8,358          8,202

Long-term obligations, less current portion........         --             15
Shareholders' equity:
  Preferred stock, par value $.01
    Authorized - 5,000,000 shares..................         --             --
  Common stock, par value $.01
    Authorized - 25,000,000 shares
    Issued - 6,807,000 and 6,634,000 shares at
    September 30, 1997 and December 31, 1996,
    respectively...................................     26,321         26,068
  Cumulative translation adjustment................       (502)          (332)
  Accumulated deficit..............................     (1,428)        (3,129)
                                                       -------        -------
    Total shareholders' equity.....................     24,391         22,607
                                                       -------        -------
    Total liabilities and shareholders' equity.....    $32,749        $30,824
                                                       =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                        1997           1996
                                                 ---------------  --------------
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

Cash flows from operating activities:
Net income.......................................      $ 1,701        $ 2,665
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization................          858            852
Changes in operating assets and liabilities:
    Accounts receivable..........................          229         (1,372)
    Inventories..................................         (217)           132
    Prepaid expenses.............................          231           (478)
    Other assets.................................         (133)            12
    Deferred revenue.............................          332            601
    Accounts payable and accrued expenses........          (97)        (1,061)
                                                       -------        -------
      Net cash provided by operating activities..        2,904          1,351


Cash flows from investing activities:
    Purchase of short-term investments...........       (2,773)        (5,943)
    Property and equipment additions.............       (1,201)        (1,065)
                                                       -------        -------
      Net cash used in investing activities......       (3,974)        (7,008)

Cash flows from financing activities:
    Stock options exercised......................          198            134
    Repayment of long-term obligations...........          (39)           (54)
                                                       -------        -------
      Net cash provided by financing activities..          159             80

Effects of foreign exchange rate changes on cash.         (170)          (141)
                                                       -------        -------
Increase (decrease) in cash and cash equivalents.       (1,081)        (5,718)
Cash and cash equivalents at beginning of period.        7,208         12,771
                                                       -------        -------
Cash and cash equivalents at end of period.......      $ 6,127        $ 7,053
                                                       =======        =======
Supplemental disclosures of cash paid:
    Interest.....................................          $11            $36
    Income Taxes.................................         $729         $1,125

The accompanying notes are an integral part of these consolidated financial statements.

                           APPLIED MICROSYSTEMS CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    The consolidated financial statements for the three month periods and the nine month periods ended September 30, 1997 and 1996 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1996 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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


    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Earnings per common share computed under the new pronouncement would have been $0.15 for both of the third quarters ended September 30, 1997 and 1996.

3.  INVENTORIES

Inventories consist of:

                                 SEPTEMBER 30,    DECEMBER 31,
                                     1997             1996
                                 -------------    ------------
                                      (IN THOUSANDS)

Finished goods                      $1,409         $1,282
Work in process                         50            168
Purchased parts                      1,955          1,747
                                    ------         ------
                                    $3,414         $3,197
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

                                          Percent of              Period-to-Period
                                           Net Sales             Percentage Change
                                 ----------------------------  --------------------
                                      Three months Ended        Three months Ended
                                         September 30,          September 30, 1997
                                   1997                1996       Compared to 1996
                                 ---------           --------   ------------------
Net sales.....................    100.0%               100.0%         10.8%
Cost of sales.................     26.6                 26.9           9.6
                                  -----                -----
Gross profit..................     73.4                 73.1          11.2

Operating expenses:
  Sales, general and
    administrative............     45.3                 39.1          28.4
  Research and development....     18.7                 21.2          (2.2)
                                  -----                -----
Total operating expenses......     64.0                 60.3          17.6
                                  -----                -----
Income from operations........      9.4                 12.8         (18.7)

Interest income and other.....      1.7                  1.6          17.9
Interest expense..............       --                 (0.1)           --
                                  -----                -----
Income before income taxes....     11.1                 14.3         (14.4)
Income taxes..................      1.7                  4.3         (57.7)
                                  -----                -----
Net income....................      9.4%                10.0%          4.7%
                                  =====                =====

                                          Percent of              Period-to-Period
                                           Net Sales             Percentage Change
                                 ----------------------------  --------------------
                                      Nine months Ended         Nine months Ended
                                         September 30,          September 30, 1997
                                   1997                1996       Compared to 1996
                                 ---------           --------   ------------------
Net sales.....................    100.0%               100.0%          5.3%
Cost of sales.................     27.0                 28.3           0.5
                                  -----                -----
Gross profit..................     73.0                 71.7           7.2

Operating expenses:
  Sales, general and
    administrative............     46.6                 38.9          26.3
  Research and development....     21.2                 20.8           7.5
                                  -----                -----
Total operating expenses......     67.8                 59.7          19.7
                                  -----                -----
Income from operations........      5.2                 12.0         (55.1)

Interest income and other.....      1.6                  1.6          14.6
Interest expense..............       --                 (0.1)           --
                                  -----                -----
Income before income taxes....      6.8                 13.5         (46.7)
Income taxes..................      1.1                  4.0         (71.9)
                                  -----                -----
Net income....................      5.7%                 9.5%        (36.2)%
                                  =====                =====

NET SALES

    Net sales increased by 10.8% to $10.8 million from $9.7 million for the quarters ended September 30, 1997 and 1996, respectively. For the first nine months of 1997, revenue increased by 5.3% to $29.7 million from $28.2 million for the same period of 1996. These increases were primarily attributable to the growth in sales of low cost debug and CodeTEST-TM- tools and service revenues. The increases were partially offset by a decline in unit sales of higher priced debug tools and to a lesser extent currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing tools and product support revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 46.8% and 53.1% over the prior three month and nine month periods, respectively, and increased as a percentage of sales to 11.2% from 8.5% of net sales for the quarters ended September 30, 1997 and 1996, respectively, and to 11.5% from 7.9% of net sales for the nine months ended September 30, 1997 and 1996, respectively. These increases result from higher revenue levels in prior quarters being accompanied by higher sales of associated service contracts from which support revenues are recognized ratably over the contract life, as well as the Company's recently expanded focus on support and service sales.

    International sales expressed in U.S. dollars increased by 28.1% for the quarter ended September 30, 1997 over the comparable period of 1996, to 56.2% of net sales as compared to 48.7% of net sales in the prior comparable quarter. For the nine months ending September 30, 1997, international sales increased 15.0% over the same period in 1996, representing 52.1% of total sales versus 47.7% in the prior comparable period. The growth rate for international sales as expressed in U.S. dollars is attributable to increased unit sales, due primarily to increased sales and marketing efforts. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in

Japan, overall sales would have increased an additional 4.5 percentage points for the quarter ended September 30, 1997 and increased an additional 4.2 percentage points for the nine months ended September 30, 1997. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

    The Company's gross profit increased to $7.9 million, or 73.4% of net sales, from $7.1 million, or 73.1% of net sales, in the quarters ended September 30, 1997 and 1996, respectively. For the nine months ending September 30, 1997, the Company's gross profit increased to $21.7 million from $20.2 million in the prior comparable period, representing 73.0% and 71.7% of net sales, respectively. The increases in gross profit as a percentage of net sales were primarily attributable to an increase in the higher margin product support revenues, an increase in net sales of newer test and debug products that have lower material and labor costs, and to a lesser extent, favorable cost reductions on certain hardware components. These margin improvements were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations.

SALES, GENERAL AND ADMINISTRATIVE

    Sales, general and administrative expenses were $4.9 million or 45.3% of net sales, and $3.8 million, or 39.1% of net sales, for the quarters ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, sales, general and administrative expenses were $13.8 million or 46.6% of net sales, and $11.0 million or 38.9% of net sales, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses and costs related to increased headcount, and to a lesser extent, increased promotional and travel related expenses and foreign exchange losses. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the quarter ending September 30, 1997. Sales are difficult to predict and the majority occur late in the quarter, at which time budgets are already committed. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

RESEARCH AND DEVELOPMENT

    Research and development expenses were $2.0 million, or 18.7% of net sales, and $2.1 million, or 21.2% of net sales, for the quarters ended September 30, 1997 and 1996, respectively. The 2.2% decrease in the dollar amount between comparable periods was primarily attributable to a decrease in hardware prototype related costs and in external development funding received from third parties that offsets expenses. For the nine month periods ending September 30, 1997 and September 30, 1996, research and development expenses were $6.3 million, or 21.2% of net sales, and $5.9 million, or 20.8% of net sales, respectively. The 7.5% increase in the dollar amount between comparable periods was primarily attributable to a decrease in external development funding received from third parties that offsets expenses. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

    The Company's interest (net) and other income increased by $33,000 between the comparable three month periods and $90,000 between the comparable nine month periods due primarily to an increase in cash and marketable securities generated from operations.

TAXES

    The Company's estimated annualized 1997 effective tax rate was reduced from 31% to 15% (1996 actual rate was 30%.) in the second quarter of 1997 due to a new tax code regulation that allows for a restructuring, for tax purposes only, of some of its foreign subsidiaries so as to enable the Company to recognize a portion of the net operating losses and loss carryfowards of certain foreign operations. The Company anticipates this lower rate will be sustained through 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. The Company's net assets changed considerably as a result of the initial public offering in November 1995, which resulted in net proceeds to the Company of $13.0 million. Among other things, these proceeds were used to pay off certain debts, purchase equipment and short-term investments. For the nine months ended September 30, 1997 and 1996, the Company generated $2.9 million and $1.4 million, respectively, of cash from operations, and utilized $4.0 and $7.0 million, respectively, of cash for purchases of short-term investments and equipment. As of September 30, 1997, the Company had working capital of $20.7 million, including $14.8 million of cash, cash equivalents and short-term investments

    The Company believes that its existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

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

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (A)  The following exhibits are filed as part of this report.

         11    Computation of Earnings Per Share.

    (B)  Report on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on November 10, 1997.

                             APPLIED MICROSYSTEMS CORPORATION
                             (Registrant)

                             By  /s/     A. James Beach
                                 ---------------------------------------------
                                  A. James Beach
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                  SECRETARY AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                    EXHIBIT INDEX

Exhibit No.                  Description                          Page No.
----------                   -----------                          --------

    11        Computation of Earnings Per Share.                    15