Form 10-K
period 1997-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1998-03-30
CIK 1000787

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K

                             --------------------

(Mark One)

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended December 31, 1997

                                      or

  / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from __________ to __________

                        Commission File Number 0-26778

                             --------------------

                       APPLIED MICROSYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                             --------------------

        Washington                                    91-1074996
  (State of incorporation)            (I.R.S. Employer Identification Number)


           5020 148th Avenue N.E., Redmond, Washington 98052-5172
                                (425) 882-2000
      (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                             --------------------

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

Common stock: 6,904,015 shares outstanding as of March 20, 1998

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 20, 1998, as reported on NASDAQ, was $19,776,415.(1)

    (1) Excludes shares held of record on that date by directors, officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders to be held on May 22, 1998, are incorporated by reference into Part III of this Report.

    This report includes exhibits consists of 53 pages. The exhibit index appears on page 49.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     -----

Part I.

Item 1.   Business...................................................   1

Item 2.   Properties.................................................  14

Item 3.   Legal Proceedings..........................................  14

Item 4.   Submission of Matters to a Vote of Security Holders........  14

Item 4A.  Executive Officers of the Registrant.......................  15

Part II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters........................................  16

Item 6.   Selected Financial Data....................................  17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................  17

Item 8.   Financial Statements and Supplementary Data................  24

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................  45

Part III.

Item 10.  Directors and Executive Officers of the Registrant.........  45

Item 11.    Executive Compensation...................................  45

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management...............................................  45

Item 13.    Certain Relationships and Related Transactions...........  45

Part IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..............................................  45


                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Applied Microsystems is a leading provider of hardware-enhanced software tools for the design, debugging and testing of embedded software. The Company believes that by using its tools manufacturers are able to improve the quality and performance of their embedded software, reduce development costs and accelerate time-to-market.

INDUSTRY BACKGROUND

    Manufacturers worldwide are making increasing use of embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products. Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Embedded systems generally include an embedded microprocessor (often referred to as a microcontroller or MCU), a read-only memory ("ROM"), real-time operating system ("RTOS") software and custom software to implement assigned applications. Embedded systems are used extensively in industries such as internetworking, telecommunications, computer peripherals, office products, medical instrumentation and industrial process control, as well as in consumer markets such as the automotive and entertainment industries. For example, cellular telephone switching systems use embedded systems to coordinate the routing and connection of thousands of simultaneous calls as users move from cell to cell. Use of embedded systems is now widespread among manufacturers of a wide variety of products, including automotive braking systems, hospital patient monitors, airplane flight control systems, modems and facsimile machines, stereo equipment, cellular telephones, automated teller machines and video games.

    Industry sources estimate that embedded microprocessors accounted for more than 90% of all microprocessors sold worldwide in 1996. As the computing power of embedded microprocessors has grown from early 4- and 8-bit architectures to today's 16- and 32-bit architectures, and as unit prices for most embedded microprocessors have declined, manufacturers have been able to incorporate vastly improved features, speed and reliability into their products at relatively low incremental cost. According to industry sources, microprocessors manufactured by Intel, AMD and Motorola account for a majority of the 16- and 32-bit embedded microprocessors purchased annually on a worldwide basis.

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

    As the volume and complexity of embedded software have increased in recent years, the Company believes that many manufacturers have come to view the design, debugging and testing of embedded software as a bottleneck that may impede the timely development of new products. In an effort to address the complex challenges posed by these necessary tasks, manufacturers typically purchase development tools from third-party vendors. A variety of alternative technical solutions are available to help embedded systems developers in their efforts to shorten product development cycles and deliver high-quality, reliable products. These solutions fall into two major groups: software-only solutions and hardware-enhanced software solutions.

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

    Hardware-enhanced software solutions, such as in-circuit emulators and logic analyzers, utilize both software and hardware components in performing design, debugging and testing functions. In an emulator, for example, the software component resides partially on the engineer's workstation and partially within the emulator's hardware. An emulator's hardware includes control, communications and memory components, connected to the embedded system's circuitry through a "probe" which replaces or attaches to the embedded microprocessor. Both the software and hardware components of a hardware-enhanced software tool are generally designed for use with a specific type of embedded microprocessor. By emulating the embedded microprocessor and its memory, emulators can perform design and debugging functions at earlier stages of the development process than software-only solutions. Emulators are also less susceptible to system crashes, can provide the software engineer with broader features and capabilities, and allow operation of the embedded system in real-time with minimal interference from the tool. Hardware-enhanced software solutions, however, are typically more expensive than software-only solutions, and historically have been relatively difficult to learn to use and to operate.

    Both software-only and hardware-enhanced software solutions, although capable of performing some basic testing functions, have traditionally been used primarily for debugging embedded systems. Neither class of tools has historically been optimized to perform a broad range of tests for embedded software. As a result, real-time testing of embedded software has remained an especially difficult problem for which the tools available to software engineers have provided limited solutions.

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

THE APPLIED MICROSYSTEMS SOLUTION

    The Company is a leading provider of hardware-enhanced software tools for the design, debugging and testing of embedded software. Its software design and debugging tools, including CodeICE-TM-, CodeTAP-TM-, SuperTAP-TM- and EL Series in-circuit emulation devices and NetROM-TM- ROM emulator, enable software engineers to observe and control software functions in a high-level programming language during the design and system integration phases of embedded software development. The Company's CodeTEST-TM- software testing tools are designed to measure the performance and reliability of embedded software in a minimally intrusive manner, as well as the adequacy of the test process itself, and to present these measurements in a format designed to be understood easily by software engineers. The Company's VSP/TAP-TM-/Eagle co-verification tools allow a project team to simulate their entire design, both hardware and software, prior to committing to expensive custom integrated circuits and printed circuit boards. The Company's tools are used in a variety of industries characterized by rapid technological advances and competitive pressures to shorten development cycles, with a resulting need for extensive debugging and testing of embedded software prior to product release. The Company believes that, by using the Company's tools, customers are able to improve the quality and reliability of their embedded software and the performance of their products, shorten product development cycles, increase engineering productivity and reduce overall embedded systems development costs.

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

BUSINESS STRATEGY

    The Company's principal business objective is to be the leading worldwide solutions provider of tools for use in the design, debugging and testing of embedded software. The central elements of the Company's business strategy include:

    - MAINTAIN TECHNOLOGY LEADERSHIP. The Company has established a technology leadership position in a number of areas, including emulator speeds, emulator form factors, embedded software testing tools and hardware/software co-verification. Through the use of ASICs and certain hardware design techniques, the Company has been able to develop smaller tools capable of operating at the highest clock speeds of the microprocessors supported by the Company. With its patented CodeTAP design, the Company believes it was the first to provide emulation capabilities in a pocket-sized form factor. It believes that its CodeTEST tools are the only commercially available hardware enhanced tools to offer a broad range of real time testing capabilities to embedded software developers. It also believes that its VSP-TAP-TM- and Core-TAP-TM- tools, are the first tools available that allow developers to use the actual microprocessor to integrate and verify software and hardware early in the design cycle, before physical hardware is available. The Company intends to continue expanding these and other technologies in order to enhance its competitive position.

    - OFFER COST-EFFECTIVE SOLUTIONS. The Company's pocket-sized CodeTAP and its more fully featured SuperTAP products utilize advanced hardware designs to reduce both the size and cost of high-speed emulation. The Company believes that, by using a combination of its emulation products, customers can reduce the per-engineer cost of equipping increasing numbers of software engineers. Most of the Company's products have a common user interface, which reduces customer retraining costs.

    - BROADEN PRODUCT OFFERINGS. The Company plans to continue its focus on products that enable embedded systems developers to shorten product development cycles while at the same time addressing the increasing complexity of embedded software designs. For example, the Company's CodeTEST tools offer embedded software developers a previously unavailable range of testing capabilities. The Company intends to leverage its customer base by expanding its product offerings to address additional needs within the embedded software development process. In order to achieve these objectives, the Company intends to pursue internal product development and to explore potential relationships that could involve acquisitions of other businesses, products or technologies in related market segments and/or related licensing, re-selling and/or joint selling of said products or technologies.

    - TARGET HIGH-GROWTH EMBEDDED SYSTEMS SECTORS. The Company focuses its product development and marketing efforts on tools for use with those microprocessors that it believes are most commonly specified for use in embedded system design starts. Its tools are designed for use predominantly with embedded microprocessors produced primarily by Intel, AMD and Motorola, which together account for a majority of 16- and 32-bit embedded microprocessors purchased annually on a worldwide basis. Currently, the Company's marketing efforts are concentrated principally on industries which it believes are experiencing rapid growth in design starts, such as internetworking, telecommunications and computer peripherals.

    - PURSUE STRATEGIC RELATIONSHIPS. The Company intends to enter into an increasing number of development, marketing and other strategic relationships in order to expand sales and broaden its product offerings. The Company maintains close working relationships with Intel, AMD and Motorola to coordinate the design of its tools for use with their embedded microprocessors, and engages in joint sales activities with these manufacturers. The Company also participates in cooperative marketing activities and, in certain cases, reselling, licensing or joint product development arrangements with providers of other embedded systems development tools, such as compilers, debuggers and RTOS software and CAE vendors.

    - EMPHASIZE GLOBAL DIRECT SALES. The Company believes that both customer loyalty and the effectiveness of its sales force are enhanced by relying principally on direct sales employees, both domestically and internationally. The Company believes that its substantial international sales, which accounted for over 49% of net sales in 1997, allow it to maintain close working relationships with major semiconductor manufacturers, take advantage of worldwide growth in embedded systems development and serve the needs of multinational customers.

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

    The Company's products generally enable engineers to perform debugging functions in high-level programming languages, such as C or C++, and operate on IBM-compatible personal computers or engineering workstations produced by Hewlett-Packard or Sun Microsystems. The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products (including certain of those produced by Integrated Systems, Microtec and Wind River) and to read file format output from compatible compilers (including certain of those produced by Borland, GNU, Intel, Microsoft and Microtec).

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

    SOFTWARE DESIGN AND DEBUGGING TOOLS

    The Company manufactures a wide range of hardware-enhanced software tools for the design and debugging of embedded software. These in-circuit microprocessor and ROM emulators are utilized primarily by software engineers during the highly iterative software development and system integration phases of the embedded systems development process. To a lesser extent, they are also used by software engineers for low-level testing of software functions and by hardware engineers in system integration and troubleshooting their designs.

    The Company's in-circuit microprocessor emulators perform four basic functions (the Company's ROM emulators support a subset of these functions):

    - DOWNLOAD AND RUN CONTROL--the ability to load the developer's software program into the system under development, to specify predetermined events or problems that may occur in the course of software execution, to stop system operation upon such an occurrence and to resume operation at the desired point after any alterations have been made to the system or software.

    - EXECUTION TRACE--the ability to detect, observe and provide an execution history of detailed software instructions and flow by collecting this data in a minimally intrusive manner in the probe's random access memory, a capability particularly important in identifying bugs or timing problems, or in reconstructing the events leading up to a system failure.

    - OVERLAY MEMORY--the ability to replace the system's memory with memory residing in the emulator where embedded software can be debugged and modified easily before it is permanently "burned into" the system's ROM.

    - HIGH-LEVEL LANGUAGE DEBUGGING--the ability to display source code, data and relevant RTOS information, and to control each of the tool's other basic functions through a high-level language interface to the system under development.

    The Company offers a broad selection of hardware-enhanced software design and debugging tools with a variety of features and prices. The Company's principal software design and debugging tools include its EL Series emulators, originally introduced in 1989 and now subject to limited continuing development; its CodeICE product, introduced in 1994 as an economical, next-generation alternative to traditional chassis emulators; its pocket-sized CodeTAP product, which was reengineered in 1993; its SuperTAP product, introduced in 1996, which incorporates the features of a CodeICE product in a form factor only slightly larger than a CodeTAP; and its NetROM product, which provides low cost target ethernet access and memory substitution. The Company believes that the breadth of its product offerings enables manufacturers to reduce the per-engineer cost of equipping increasing numbers of software engineers with hardware-assisted software tools by using a combination of more expensive CodeICE, or EL Series emulators, mid-priced SuperTAP emulators and more economical CodeTAP and NetROM emulators. The following table highlights key characteristics pertaining to the Company's software design and debugging tools:

                                                                       PRINCIPAL
                     ARCHITECTURE/          PRICE     CURRENT        MICROPROCESSOR                             CORE
MODEL                 FORM FACTOR           RANGE     PRODUCTS       FAMILIES SERVED                        CAPABILITIES
---------------  ------------------------  ---------  ---------  ---------------------------  ------------------------------------
EL Series        Modular, multi-board       $15,000    40 Mhz    Intel 80960CX; Motorola      Full-featured emulation; up to 4Mb
                 architecture/desktop         to                 68000, 68302,                overlay memory; advanced trace and
                 form factor                $50,000              68330/340/360                event system

CodeICE          Motherboard                $15,000    66 Mhz    Intel 80960JX; 80960HX,      High-speed, full featured emulation;
                 architecture/compact         to                 80960 RP; Motorola           up to 16Mb overlay memory; advanced
                 desktop form factor        $35,000              68020/30/40/60, MCF5102      trace and event systems.

SuperTAP         Single-board               $12,000    40 Mhz    Intel 80186/386/486 AMD      High-speed, full featured emulation;
                 architecture/pocket-         to                 80186/386/486 Motorola       up to 16Mb overlay memory; advanced
                 sized form factor          $20,000              PPC 850/860, 68302           trace and event systems.

CodeTAP          Single-board               $3,000     40 Mhz    Intel 80186, 80386, 80960    Limited to features frequently used
                 architecture/pocket-         to                 CX, 80960 HX, 80960 RP,      by software engineers; up to 1Mb
                 sized form factor          $12,000              AMD 80186, 80386;            overlay memory; modest trace and
                                                                 Motorola CPU 32, 68331/2;    event systems.
                                                                 PPC 603/740/750/8XX

NetROM           Single-board               $6,000    Access     Many different 8, 16         Memory overlay, target connection
                 architecture with            to     time > 45   and 32 bit ROM devices       through ROM, integrated w/3rd Party
                 probing cables             $8,200      ns                                    Software



    The Company intends during 1998 to continue developing additional software design and debugging tools for use with certain embedded microprocessors, which are intended to operate at the increased processing speeds of certain of such microprocessors, as indicated in the above table.
In addition to the products listed above, the Company believes it will be necessary to develop additional products to support existing and future microprocessors, as well as to continue to enhance and broaden its user-interface technology. The process of developing such additional products is subject to the challenges and uncertainties normally associated with product development, and there can be no assurance that the Company will be able to complete these development efforts successfully or in a timely manner.

SOFTWARE TESTING TOOLS

    The Company produces a line of software testing tools called CodeTEST, which are designed specifically to offer a broad range of testing capabilities to developers of embedded software. These tools are designed to measure the performance and reliability of embedded software, as well as the adequacy of the test process itself, in a minimally intrusive manner, and to present these measurements in a format designed to be understood easily by software engineers. These products are expected to be utilized by software engineers during the software development, system integration, and system test and validation phases of embedded systems development.

    CodeTEST software testing tools are designed to perform five basic functions:

    - COVERAGE ANALYSIS--Basic Block Coverage: the ability to measure the percentage of a software program's routines actually exercised by certain tests, to identify redundancies among tests, to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period, and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

    - CodeTEST-ACT, ADVANCED COVERAGE TOOLS--adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage (MCDC) levels. For mandated industries like avionics, the FAA specifies test methodologies for each type of software application based on the criticality of that application. MCDC shows what conditions, as well as, what decision paths and code statements have been tested.

    - PERFORMANCE ANALYSIS--the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization, and to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

    - MEMORY ALLOCATION ANALYSIS--the ability to monitor the use of memory during software execution, and to identify likely "memory leaks" and other memory allocation errors, in order to improve programming reliability and aid in minimizing the size and cost of the embedded system's memory.

    - SOFTWARE EXECUTION TRACE--the ability to observe software functions from the source code level to the task level at any point in execution history, in order to address software performance or memory problems.

    The CodeTEST line includes six software modules sold separately (Performance, Basic Block Coverage, MCDC, Decision Coverage, Memory Analysis, Software Trace), and a separate hardware probe designed for use with a specific embedded microprocessor. CodeTEST support includes probes for Intel 80960 JX, HX, and CX, Intel 486 and 386EX, Intel 80C186/188 EA and XL, AMD 486 and 386EX, AMD 186/188, Motorola 68020, 68030, 68040, 68060, 68HC000,
68EC000, 68340, 68360, 68302 and 68LC302, PPC860, PPC850, and MIPS 3000, as
well as VME Bus, and a microprocessor universal probe. The Company plans to support additional embedded microprocessors with additional releases during 1998, but there can be no assurance as to the success or timeliness of such development efforts. Prices for the Company's software testing tools range from $11,000 to $50,000, depending on the software modules purchased.

HARDWARE/SOFTWARE CO-VERIFICATION TOOLS

    The Company has an agreement with Synopsis, Inc., to distribute worldwide, their Eaglei-TM- products of hardware/software co-verification tools for the embedded market and to jointly develop interface products that allows both companies products to work together. The resulting products enable software and hardware engineers to debug software and hardware interaction prior to having a prototype. This capability is useful when a microprocessor is being coupled with an ASIC either in discrete form or when used as an embedded microprocessor plus ASIC on the same piece of silicon. The Company's products are VSP-TAP for use with standard microprocessors such as 68360, PPC860 and Core-TAP for development with an embedded microprocessor core such as ARM7. When combined with a VSP-TAP or Core-TAP and a hardware simulator, designers can use Applied and Eaglei to integrate hardware and software without waiting for the actual prototype.

    VSP-TAP and Core-TAP enables a high speed connection from an Applied debug tool (with the actual target processor) to many commercially available hardware simulators through Eaglei. Embedded developers can use the actual microprocessor with full software debug interfaces to integrate and verify software and hardware early in the design cycle, before physical hardware is available, when errors can be detected and corrected much faster and at lower cost than at the physical prototype stage. These tools enable the Company's existing products for debugging and testing software to be used earlier in the development cycle, gaining familiarity with their use. This makes for easier and more efficient use of the tool once prototype hardware is available.

CUSTOMERS

    The Company's sales are presently concentrated primarily in the internetworking, telecommunications and computer peripherals segments of the electronics industry. The following table sets forth representative industries and customers for the Company's products, and representative applications for embedded microprocessors supported by the Company's products:


         INDUSTRY                          REPRESENTATIVE CUSTOMERS                                REPRESENTATIVE APPLICATIONS
------------------------------  ----------------------------------------------------------------  ------------------------------

Internetworking                 Ascend/Cascade                  FujitsuNetwork Communications     ATM Equipment, Bridges,
                                Communications Bay Networks     Hitachi                           Concentrators, Hubs, ISDN
                                Cabletron                       Hughes Network Systems            Equipment, Network Cards,
                                Cisco                           Newbridge                         Routers

Telecommunications              AG Communications               NORTEL                            Cellular Phones, Central Office
                                Alcatel                         NTT                               Switches, Pagers, PBXs, Satellite
                                DSC Communications              OKI Electric                      Communications,
                                GPT Communications              Qualcomm                          Teleconferencing, Telephone
                                Lucent                          Samsung                           Switches, Voice Mail Systems
                                Matsushita                      Siemens
                                Mitsubishi                      Tellabs
                                Motorola                        Toshiba

Computer Peripherals/ Office    Canon                           LG Electronics                    Copiers, Disk Drives, Fax
Products                        Compaq                          Lucent                            Machines, Modems, PC Plug-In
                                Distributed Processing Tech.    NEC                               Cards, Printers
                                Eastman Kodak                   Picturetel
                                Fuji Xerox                      Ricoh
                                Fujitsu                         Samsung
                                Hewlett-Packard                 Storage Technology
                                Hitachi                         Tandem

Other                           Acuson                          Litton                            Avionics, Bar Code Scanners,
                                Honeywell                       Lockheed Martin                   Defibrillators, Defense, Global
                                Garmin                          Panasonic                         Positioning Systems, RAID
                                GTE                             Physio-Control                    Controllers, Test Instrumentation,
                                International Games Tech.       Rockwell                          Ultrasound, Video Games
                                IBM                             Siemens
                                ITT                             Tektronix


    Although the composition of the Company's customers has changed from year to year, a relatively limited number of customers have historically accounted for a substantial portion of the Company's net sales. In addition, sales to leasing and rental companies serving customers in Japan are a significant portion of net sales. During 1997 and 1996, sales to Orix Rentec, a leasing and rental company in Japan, accounted for 9.1% and 10.1% of net sales, respectively. The Company expects that a substantial portion of its net sales will continue to be concentrated among a relatively limited number of customers for the foreseeable future and that, so long as sales in Japan remain a significant portion of net sales, sales to leasing and rental companies will continue to constitute a significant percentage of net sales as customers in Japan are more likely to finance equipment acquisitions through leasing or rental arrangements. Other than its distributor agreements, the Company currently has no long-term contracts with any of its customers, and sales are generally made pursuant to purchase orders.

SALES, MARKETING AND CUSTOMER SUPPORT

    The Company markets its products and services primarily through its domestic and international direct sales organization. As of December 31, 1997, the Company had 65 sales and support employees worldwide, including 42 field sales engineers, inside sales specialists and field application engineers located at the Company's headquarters and in direct or home sales offices throughout North America, and in the Company's wholly-owned subsidiaries in Japan, Germany, France and the United Kingdom. Due to the highly technical nature of its products, the Company believes that an important aspect of its direct sales strategy is the technical support and training provided to customers, and that a high level of customer service and support is critical to customer adoption and successful utilization of design, debugging and testing technology. The Company's field application engineers offer ongoing support and product demonstration, and assist customers to incorporate the Company's design, debugging and testing tools into their design process. Support for international customers is provided by field support engineers from the Company's overseas direct sales offices, with assistance from field application engineers located at the Company's headquarters in Redmond. The Company also offers its customers renewable annual service contracts which entitle customers to receive technical and emergency support, as well as software updates and hardware repair.

    International sales represented 49.4%, 47.6% and 48.7% of the Company's net sales in 1997, 1996 and 1995, respectively. Sales through the Company's subsidiary in Japan accounted for 33.6%, 33.3 and 33.5 of the Company's net sales in 1997, 1996 and 1995, respectively. The Company also has international distribution agreements covering 24 countries. Sales to the Company's international distributors in 1997, 1996 and 1995 accounted for approximately 8.3%, 11.0% and 13.2%, respectively, of the Company's net sales. Generally, the Company's agreements with its international distributors have a term of 12 months and are exclusive on a country-by-country basis.

    The sale of software development tools in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, longer payment cycles, foreign collection problems, and military, political and transportation risks. The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies. As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease of unit sales to foreign customers. For example, the Company estimates that currency fluctuations affecting sales by the Company's foreign subsidiaries, especially in Japan, accounted for 3.7% decrease, 7.0% decrease and a 3.4% increase in the dollar value of the Company's net sales value in 1997, 1996 and 1995, respectively. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions. Sales of the Company's products in Japan, in particular, are subject to the risks associated with trade tensions between the United States and Japan, which could adversely affect the volume of U.S.-manufactured microprocessors purchased by Japanese embedded systems developers, thus reducing the need for the Company's products in Japan. The Company expects that international sales, in particular sales in Japan, will continue to account for a significant portion of the Company's net sales in the future.

    The Company participates in cooperative marketing activities with other embedded systems development tools providers and embedded microprocessor manufacturers, such as Intel, AMD, Motorola, Microtec division of Mentor Graphics, Integrated Systems and Wind River Systems. These relationships enable the Company to further leverage its technical capabilities, customer relationships and international sales and support infrastructure. The Company believes that developing and maintaining these relationships is important to its ability to achieve broad market penetration. The Company's marketing efforts also include attending trade shows, publishing articles and advertising in trade magazines and journals, direct mail and product demonstrations. The Company also maintains a home page on the World Wide Web at http:\\www.amc.com.

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

    The principal competition for the Company's hardware-enhanced software design and debugging tools comes primarily from Hewlett-Packard, from various other domestic and international providers of in-circuit emulators, many of which focus primarily on developing products to support either Intel or Motorola microprocessors, and, to a lesser extent, from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators. The Company anticipates that competition for its CodeTEST product line will come principally from domestic providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by CodeTEST tools. The Company believes that at present there are no other commercially available hardware enhanced testing products that offer the ability to perform both coverage analysis and memory allocation analysis on embedded software, although there can be no assurance that competitors will not develop such products in the future. For its co-verification tools, the Company's major competition is currently from Mentor Graphics. The Company expects other domestic CAE (computer aided engineering) vendors to offer products in the future. The Company has also historically experienced competition from the engineering departments of major manufacturers, which occasionally develop internal technical solutions to their design, debugging or testing problems.

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

    A major portion of the Company's annual research and development budget is devoted to the development of tools for use with new embedded microprocessors, particularly 32-bit microprocessors which the Company believes are most commonly specified for use in embedded system design starts. In general, however, there can be no assurance that the Company will be able to anticipate levels of future usage of particular new embedded microprocessors so as to allow timely development of related tools, that tools for use with particular embedded microprocessors will be developed successfully or in a timely manner, or that new embedded microprocessors for which the Company has developed tools will be released successfully or in a timely manner by their manufacturers.

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

PROPRIETARY RIGHTS

    The Company's success will depend in part on its ability to protect its technology and to preserve its trade secrets. Although the Company relies primarily upon continuing technological innovations, trade secrets and know-how to develop and maintain its competitive position, it also relies on a combination of patent, copyright and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has limited patent protection, and there can be no assurance that any patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged or circumvented by competitors. There can be no assurance that the trade secrecy and other measures taken by the Company will be adequate to prevent or deter misappropriation of its technology, or that competitors will not be able independently to develop technologies having similar functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company will have an adequate legal remedy to prevent or seek redress for future unauthorized misappropriations of the Company's technology. The Company has been issued two U.S. patents and a Japanese patent covering certain technology incorporated in the Company's CodeTAP and SuperTAP products. A corresponding European patent application has been published for purposes of opposition, and a competitor has filed an opposition which is presently under review. If the opposition is dismissed, the European patent will be registered in France, Germany and the United Kingdom. The U.S. patents will expire in 2010 and the foreign patents will expire in 2011.

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

    Third parties have in the past made patent infringement claims against the Company. In certain cases, the Company has resolved these claims by obtaining a license to the technology. The Company has also asserted claims of infringement of its trade secrets and certain of its patents against various competitors and in one instance has brought suit to protect trade secrets and enforce patent rights relating to its CodeTAP product. In that instance, the competitor settled by paying damages for past infringement and obtaining a license to the patented technology. The Company has filed suit and is currently involved in the initial stages of disputes concerning potential patent infringement relating to the same technology by a competitor, which has asserted various defenses, including prior art, and has filed an opposition to the Company's European patent relating to such technology. There can be no assurance as to the outcome of any pending or future claims, litigation or proceedings involving the Company's proprietary rights.

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

EMPLOYEES

    As of December 31, 1997, the Company had 236 employees, of whom 205 were based in the United States and 31 were based overseas. Of the total, 126 were engaged in Sales, General and Administrative, 68 were in research and development and 42 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 59,000 square-foot building in Redmond, Washington that is leased through May 31, 2001. The Company also leases nine other domestic sales and support offices in the United States and five international sales offices in Japan, France, Germany and the United Kingdom. The Company believes that its facilities are adequate to satisfy its projected requirements, including its requirements for production capacity into 1998 and that additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:

NAME                           AGE                            POSITION
-------------------------      ---      -----------------------------------------------------
Robert L. Deinhammer            52      President, Chief Executive Officer and Director

A. James Beach                  41      Vice President, Secretary, Treasurer and Chief
                                        Financial Officer

Douglas A. Fullaway             46      Vice President, Worldwide Sales

Larry Ritter                    39      Vice President and Division General Manager


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

    The closing price of the Company's common stock as reported by the NASDAQ National Market on March 20, 1998 was $6.06 per share. The price per share in the following table sets forth the low and high closing prices in the NASDAQ National Market for the quarter indicated below:

                                      LOW          HIGH
                                   ----------   -----------
1995
  November 15 to December 31       $ 6 3/4      $10 3/4

1996
  First Quarter                      7 3/4       12 3/4
  Second Quarter                     9           20 3/4
  Third Quarter                     11 1/4       23 7/8
  Fourth Quarter                     9           23 3/4

1997
  First Quarter                      4 7/8       16
  Second Quarter                     3 7/8       10 1/2
  Third Quarter                      8           12 7/8
  Fourth Quarter                     5           12 5/8


    The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company estimates that at March 20, 1998, there were approximately 2,200 beneficial owners of the common stock of the Company.

    Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $2.7 million to purchase capital equipment, $2.5 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $7.3 million have been invested in short term commercial and government paper and money market funds.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)                  1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
Statement of Income Data:
Net Sales..................................................  $  39,124  $  38,662  $  31,039  $  25,663  $  21,273
Cost of Sales..............................................     10,532     10,793      9,530      8,903      8,531
                                                             ---------  ---------  ---------  ---------  ---------
Gross Profit...............................................     28,592     27,869     21,509     16,760     12,742
Operating expenses:
  Sales, general and administrative........................     18,542     15,142     13,321     11,715      9,985
  Research and development.................................      8,468      7,988      6,275      4,482      4,025
                                                             ---------  ---------  ---------  ---------  ---------
  Total operating expenses.................................     27,010     23,130     19,596     16,197     14,010
                                                             ---------  ---------  ---------  ---------  ---------
Income from operations.....................................      1,582      4,739      1,913        563     (1,268)
Interest Expense and other income..........................        669        559       (154)      (465)      (355)
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) Before income taxes..........................      2,251      5,298      1,759         98     (1,623)
Provision for Income Taxes.................................        349      1,582        305         68          0
                                                             ---------  ---------  ---------  ---------  ---------
Net Income (loss)..........................................      1,902      3,716      1,454         30     (1,623)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Diluted Net Income (loss) per Share........................  $    0.26  $    0.52  $    0.27  $    0.01     $(0.49)
Average Number of Common and Equivalent Shares
  Outstanding..............................................      7,297      7,097      5,329      3,502      3,294


The 1995, 1994 and 1993 dilutive earnings (loss) per share have been restated to comply with SFAS 128 and new SEC requirements.


                                                                                   DECEMBER 31,
                                                               -----------------------------------------------------
            (IN THOUSANDS)                                        1997       1996       1995       1994       1993
                                                               ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Working Capital..............................................  $  20,547  $  19,415  $  15,756  $   1,800  $     981
Total Assets.................................................     32,582     30,824     26,846     14,011     13,388
Long-term Debt, Net of Current...............................     --             15         68        385        649
Shareholders' Equity.........................................     24,291     22,607     18,654      4,286      4,065


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this document.

OVERVIEW

    From its inception in 1979 until 1994, the Company has focused on designing, manufacturing and marketing tools used in the debugging of embedded software. The Company's product line initially consisted primarily of chassis-style in-circuit emulators, highly technical tools utilized at that time by hardware engineers. In the late 1980s, customer demand focused increasingly on tools with greater speed, software sophistication, ease-of-use and price/performance value. By 1991, the Company's sales and profitability began to decline due to various factors, including a poorly targeted product development strategy, slowness in responding to changing customer requirements and increasing competition.

    Beginning in mid-1992, the Company assembled a new management team that devised and began implementing a new business strategy. As a part of this new strategy, management effected a restructuring of the Company, which included significant headcount reductions and a refocusing of its product line by concentrating marketing and engineering activity on new hardware-enhanced software tools for use with a broad range of Intel and Motorola 16- and 32-bit embedded microprocessors, employing advanced hardware designs to reduce size and cost, and emphasizing ease-of-use by software engineers. Following this restructuring, the Company reengineered its pocket-sized CodeTAP emulator in late 1993; introduced its compact and more affordable CodeICE emulator in 1994; and began shipping CodeTEST software testing tools focused on embedded test in late 1995. In 1996, the Company released SuperTAP, which brings full featured emulation into a CodeTAP form factor, and introduced its hardware/software co-verification tool, VSP-TAP, to enhance its distribution agreement with Eagle Design Automation. In 1997, the Company released CodeTEST-Registered Trademark--ACT, an enhanced suite of MCDC software test and analysis tools for C language applications, and CodeTRACE-TM-, a source-level trace analysis tool. The Company's strategy has resulted in lower average selling prices and increased unit volumes.

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


                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                         1997       1996       1995
                                                      ---------  ---------  ---------
Net Sales.........................................      100.0%     100.0%     100.0%
Cost of Sales.....................................       26.9       27.9       30.7
                                                      ---------  ---------  ---------
Gross profit......................................       73.1       72.1       69.3
Operating expenses:
 Sales, general and administrative................       47.4       39.2       43.0
 Research and development.........................       21.6       20.7       20.2
                                                      ---------  ---------  ---------
 Total operating expenses.........................       69.0       59.9       63.2
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------
Operating income..................................        4.1       12.2        6.1
Interest expense and other income.................        1.7        1.5       (0.5)
                                                      ---------  ---------  ---------
Income before income taxes........................        5.8       13.7        5.6
Income taxes......................................        0.9        4.1        1.0
                                                      ---------  ---------  ---------
Net income........................................        4.9%       9.6%       4.6%
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------


YEARS ENDED DECEMBER 31, 1997 AND 1996

    NET SALES. Net sales increased by 1.2% to $39.1 million in 1997 from $38.7 million in 1996. The increase was primarily attributable to the unit growth and average selling price in sales of low cost debug and CodeTEST-TM-tools and an increase in support contract revenues. The increase was partially offset by a decline in unit sales of higher priced debug tools and to a lesser extent currency exchange rate fluctuations affecting the dollar value of international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools. The Company's net sales also include product support revenues, which represented 12.6% and 8.3% of net sales in 1997 and 1996, respectively, as well as patent license royalties. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months. See Note 1 of Notes to Consolidated Financial Statements.

    International sales outside of North America in U.S. dollars increased by 4.9% in 1997 over the comparable period of 1996, to 49.4% of net sales as compared to 47.6% of net sales in the prior year. The increase in international sales is attributable to increased unit sales, which is due primarily to increased sales and marketing efforts. The Company estimates that unfavorable currency rate fluctuations affecting the dollar value of sales by the Company's foreign subsidiaries, especially in Japan, resulted in a 3.7% reduction in the Company's net sales in 1997 based upon the change from the average 1996 rate.

    GROSS PROFIT. The Company's gross profit increased to $28.6 million, or 73.1% of net sales, in 1997 from $27.9 million, or 72.1% of net sales, in 1996. The increases in gross profit as a percentage of net sales was primarily attributable to an increase in higher margin support contract revenue, an increase in the percentage of net sales attributable to newer low cost debug and CodeTEST products that have lower material costs as a percentage of sales price, and favorable cost reductions on certain hardware components. These savings were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations and an increase in factory overhead.

    SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses were $18.5 million or 47.4% of net sales, and $15.1 million, or 39.2% of net sales, in 1997 and 1996, respectively. The dollar amount increase between comparable periods was primarily attributable to increased compensation-related expenses resulting principally from increased headcount and salaries, and to a lesser extent, increases in travel and entertainment, recruiting, and promotional costs and foreign exchange losses. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the year as compared to the increase in budgeted costs. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

    RESEARCH AND DEVELOPMENT. Research and development expenses were $8.5 million, or 21.6% of net sales, and $8.0 million, or 20.7% of net sales, in 1997 and 1996, respectively. The 6.0% increase in the dollar amount of research and development expenses between comparable periods was primarily attributable to a decrease in external development funding received from third parties that offsets expenses and to an increase hardware prototype related costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

    INCOME TAXES. The Company's income tax provision for 1997, 1996 and 1995 reflects utilization of Net Operating Loss (NOL) and General Business Credit carryforwards. As of December 31, 1997 the Company had remaining NOL carryforwards of $2.3 million and research and development credit carryforwards of $1.2 million, both of which will expire in various amounts through 2012. The utilization of these amounts in the future is subject to an annual limit of approximately $392,000 under the Internal Revenue Code. As a result of these limitations, the Company anticipates that in the future its effective tax rate will approach the statutory rate in future years. See Note 7 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities and new technologies. To date, the Company has financed its operations primarily through cash flow from operations, bank borrowings and private placements of equity securities. In November 1995, the Company completed its initial public offering pursuant to which it sold 1,500,000 shares of common stock and received net proceeds of approximately $13 million. During 1997, the Company generated $5.3 million of cash from operations; utilized $1.5 million of cash for equipment purchases; and utilized $53,000 of cash for net debt reduction. As of December 31, 1997, the Company had working capital of $20.6 million, including $16.7 million of cash and cash equivalents.

    The Company has revolving credit facilities aggregating $7.0 million from a commercial bank. There were no outstanding balances under these facilities as of December 31, 1997. The credit facilities bear interest at the bank's floating prime rate and are unsecured. The loan documents also contain customary negative covenants. The credit facilities expire in May 1998 and the Company anticipates renegotiating a new line at comparable terms.

    The Company currently has no specific commitments with regard to capital expenditures, but expects to spend an aggregate of approximately $1.6 million in 1998 for new capital equipment. The Company anticipates that its annual capital expenditures will increase gradually in the future as a function of replacement cycles and anticipated growth of the Company's business. The Company's capital needs may be further affected by its plans to broaden product offerings through a combination of internal development, third party relationships and acquisitions of other business products or technologies.

    The Company believes that its current cash and cash equivalent balances at year end together with funds from operations and borrowings, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

IMPACT OF YEAR 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has completed an assessment with its software vendors and will have to upgrade portions of its software so that its computer systems will functions properly with respect to dates in the year 2000 and thereafter.. The Company systematically upgrades its software to take advantage of bug fixes, feature enhancement and performance improvements as a standard course of business. The upgrades scheduled for 1998 will address all identified Year 2000 issues and will not involve any extra costs that would not normally occur in the standard course of business. The Company believes that with the upgrades to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such upgrades are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company is also planning to inquire with key suppliers and financial institutions, to verify that they will not be at risk from this problem. The Company believes its products are not subject to this problem and plans to test its products before the year 2000

OUTLOOK: ISSUES AND UNCERTAINTIES

    The Company does not provide forecasts of future financial performance or sales volumes, although this Annual Report contains certain other forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected depending on a variety of factors, including, but not limited to, the issues discussed below. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook and for forward-looking statements.

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

    GLOBAL ECONOMIC CONDITIONS. Almost half of the Company's business occurs outside of North America. Economic crisis in any of these regions could have a material adverse effect on the Company's business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        APPLIED MICROSYSTEMS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


AUDITED ANNUAL FINANCIAL STATEMENTS:                                 PAGE
                                                                     ----
Report of Ernst & Young LLP, Independent Auditors...................  25

Balance Sheets as of December 31, 1997 and 1996.....................  26

Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995..................................  27

Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1996 and 1995..................................  28

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..................................  29

Notes to Financial Statements.......................................  30


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Applied Microsystems Corporation

    We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG LLP

Seattle, Washington
February 5, 1998

                        APPLIED MICROSYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                               ------------------------
                                                                 1997           1996
                                                               ---------     ----------
                                                                    (IN THOUSANDS)
                          ASSETS

Current assets:
Cash and cash equivalents....................................   $  6,336     $   7,208
Short term investments.......................................     10,345         5,931
Accounts receivable, net of allowance for doubtful accounts
  of $611 and $264, respectively.............................      7,741        10,261
Inventories..................................................      3,465         3,197
Prepaid and other current assets.............................        951         1,020
                                                               ---------    ----------
Total current assets.........................................     28,838        27,617

Property and equipment, net..................................      2,900         2,441
Other assets.................................................        844           766
                                                               ---------     ----------
Total assets.................................................   $ 32,582      $  30,824
                                                               ---------     ----------
                                                               ---------     ----------
              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable.............................................   $  2,804      $   2,394
Accrued payroll..............................................      1,684          1,839
Other accrued expenses.......................................        991          1,220
Deferred revenue.............................................      2,797          2,696
Current portion of long-term obligations.....................         15             53
                                                               ---------     ----------
Total current liabilities....................................      8,291          8,202

Long-term obligations, less current portion..................         --             15

Shareholders' equity:
Preferred stock, par value $.01
    Authorized--5,000,000 shares                                      --             --
Common stock, par value $.01
    Authorized--25,000,000 shares
    Issued--6,827,000 shares (6,634,000 shares in 1996)......     26,387         26,068
Cumulative translation adjustment............................       (869)          (332)
Accumulated deficit..........................................     (1,227)        (3,129)
                                                               ---------      ---------
Total shareholders' equity...................................     24,291         22,607
                                                               ---------      ---------
Total liabilities and shareholders' equity...................    $32,582      $  30,824
                                                               ---------      ---------
                                                               ---------      ---------

                            See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1996       1995
                                                      ---------  ---------  ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS)
Net sales...........................................  $  39,124  $  38,662  $  31,039
Cost of sales.......................................     10,532     10,793      9,530
                                                      ---------  ---------  ---------
Gross profit........................................     28,592     27,869     21,509
Operating expenses:
Sales, general and administrative...................     18,542     15,142     13,321
Research and development............................      8,468      7,988      6,275
                                                      ---------  ---------  ---------
Total operating expenses............................     27,010     23,130     19,596
                                                      ---------  ---------  ---------
Income from operations..............................      1,582      4,739      1,913
Interest income and other...........................        682        601         76
Interest expense....................................        (13)       (42)      (230)
                                                      ---------  ---------  ---------
Income before income taxes..........................      2,251      5,298      1,759
Income taxes........................................        349      1,582        305
                                                      ---------  ---------  ---------
Net income..........................................  $   1,902  $   3,716  $   1,454
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------
Basic income per share..............................  $    0.28  $    0.57  $    0.94
Shares used in basic per share calculation..........      6,769      6,545      1,551
Diluted income per share............................  $    0.26  $    0.52  $    0.27
Shares used in diluted per share calculation........      7,297      7,097      5,329

    See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               PREFERRED STOCK         COMMON STOCK     CUMULATIVE                      TOTAL
                                             ------------------  --------------------   TRANSLATION   ACCCUMULATED   SHAREHOLDERS
                                              SHARES    AMOUNT     SHARES     AMOUNT    ADJUSTMENTS      DEFICIT        EQUITY
                                             --------  --------  ---------  ---------  -------------  ------------   ------------
                                                                        (IN THOUSANDS)

Balance at December 31, 1994................     1,789                694     $   418      $  68         $(8,299)       $ 4,286

Foreign currency translation adjustment ....       ---       ---      ---         ---       (224)            ---           (224)
Common stock repurchased ...................       ---       ---      (38)        (40)       ---             ---            (40)
Stock options exercised ....................       ---       ---      411          29        ---             ---             29
Issuance of common stock upon exercise
  of preferred stock warrants ..............       ---       ---       21          59        ---             ---             59
Issuance of common stock upon exercise
  of common stock warrants..................       ---       ---       45          66        ---             ---             66
Issuance of common stock upon conversion
  of preferred stock........................    (1,789)  (12,099)   3,835      12,099        ---             ---            ---
Issuance of common stock to public,
  net of issuance costs of $1,975 ..........       ---       ---    1,500      13,024        ---             ---         13,024
Net Income .................................       ---       ---      ---         ---        ---           1,454          1,454
                                                ------   --------   -----     -------      -----        --------        -------
Balance at December 31, 1995 ...............       ---       ---    6,468      25,655       (156)         (6,845)        18,654
Foreign currency translation adjustment ....       ---       ---      ---         ---       (176)            ---           (176)
Issuance of common stock upon exercise
  of common stock warrants..................       ---       ---       35         ---        ---             ---            ---
Stock option exercised......................       ---       ---      115          23        ---             ---             23
Income tax benefit from stock plans.........       ---       ---      ---         204        ---             ---            204
Sale of common stock to employees...........       ---       ---       16         186        ---             ---            186
Net Income .................................       ---       ---      ---         ---        ---           3,716          3,716
                                                ------   --------   -----     -------      -----        --------        -------
Balance at December 31, 1996................       ---       ---    6,634      26,068       (332)         (3,129)        22,607
Foreign currency translation adjustment.....       ---       ---      ---         ---       (537)            ---           (537)
Issuance of common stock upon exercise
of common stock warrants....................       ---       ---       59         ---        ---             ---            ---
Stock option exercised .....................       ---       ---       88          17        ---             ---             17
Income tax benefit from stock plans.........       ---       ---      ---          55        ---             ---             55
Sale of common stock to employees...........       ---       ---       46         247        ---             ---            247
Net Income .................................       ---       ---      ---         ---        ---           1,902          1,902
                                                ------   --------   -----     -------      -----        --------        -------
Balance at December 31, 1997................       ---       ---    6,827     $26,387      $(869)        $(1,227)       $24,291
                                                ------   --------   -----     -------      -----        --------        -------
                                                ------   --------   -----     -------      -----        --------        -------


    See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
Net income.......................................................  $   1,902  $   3,716  $   1,454
Adjustments to reconcile net income to net
   cash provided byoperating activities:
Depreciation and amortization....................................      1,148      1,116      1,154
Changes in operating assets and liabilities:
  Accounts receivable............................................      2,520     (2,751)    (1,863)
  Inventories....................................................       (268)       (52)      (247)
  Prepaid expenses and other current assets......................         69       (566)        29
  Other assets...................................................       (217)       (96)       106
  Deferred revenue...............................................        101        862        356
  Accounts payable and accrued expenses..........................         82       (566)     2,019
                                                                   ---------  ---------  ---------
     Net cash provided by operating activities...................      5,337      1,663      3,008

Cash flows from investing activities:
  Purchase of short-term investments.............................     (4,414)    (5,931)      ---
  Property and equipment additions...............................     (1,469)    (1,261)      (905)
  Purchase of product line ......................................        ---        ---       (450)
                                                                   ---------  ---------  ---------
     Net cash used in investing activities.......................     (5,883)    (7,192)    (1,355)
Cash flows from financing activities:
  Sale of common stock to employees..............................        247        186        ---
  Stock options exercised........................................         17         23         29
  Proceeds from stock warrants exercised ........................        ---        ---        125
  Public offering of Common stock, net ofissuance costs..........        ---        ---      13,024
  Proceeds from long-term obligations ...........................        ---        ---         918
  Repayment of long-term obligations.............................        (53)       (67)    (1,502)
  Proceeds from notes payable to banks ..........................        ---        ---     16,450
  Repayment of notes payable to banks ...........................        ---        ---    (19,774)
                                                                   ---------  ---------  ---------
Net cash provided by financing activities........................        211        142      9,270
Effects of foreign exchange rate changes on cash.................       (537)      (176)      (224)
                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.................       (872)    (5,563)    10,699
Cash and cash equivalents at beginning of year...................      7,208     12,771      2,072
                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................  $   6,336  $   7,208  $  12,771
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Supplemental disclosures of cash paid:
  Interest.......................................................  $      13  $      42  $     246
  Income Taxes...................................................  $     642  $   1,320  $      81
Supplemental disclosures of non-cash activities:
  Tax benefit realized from non-qualifying
     dispositions of stock options...............................  $      55  $     204       ---

    See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    Applied Microsystems Corporation (the Company) provides design, debugging and testing tools for use principally by software engineers in the development of embedded software. The Company designs its products to support a broad range of embedded 16 and 32 bit microprocessor, primarily those manufactured by Intel, AMD and Motorola, and to run at the highest clock speeds of the microprocessors supported by the Company. The Company's products are designed to address two distinct requirements of embedded software developers: software development and debugging tools and software testing tools. The Company markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, Germany, and France, and is supplemented with distributors throughout the rest of the world

    PRINCIPLES OF CONSOLIDATION

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

    SECURITIES AVAILABLE FOR SALE

    Securities available for sale consist primarily of investment-grade corporate obligations, all of which mature in 1998. Management currently classifies the Company's entire investment portfolio-for-sale, and such securities are stated at fair value based on quoted market prices. Interest earned on securities available for sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale (none in 1997) are also included in interest income. The cost of securities sold is calculated using the specific identification method.

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

    The estimated useful lives of equipment for financial reporting purposes are as follows:

     Machinery and equipment....................... 3 to 5 years
     Office furniture and equipment................ 5 to 15 years

    REVENUE RECOGNITION

    Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is deferred until all obligations are satisfied. Revenues from sales of maintenance contracts are deferred and recognized ratably over the contract period. Revenues from maintenance contracts in 1997, 1996, and 1995 were $4,644,000, $3,158,000, and $2,590,000, respectively.

    In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition effective for the transactions that the Company will enter into beginning January 1, 1998. The Company has not yet assessed what impact the SOP will have on its fiscal 1998 financial statements.

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

                        APPLIED MICROSYSTEMS CORPORATION

    ACQUIRED TECHNOLOGY

    Costs to acquire technology are capitalized to the extent the products are technologically feasible and are included in other assets in the balance sheet. The Company's policy is to amortize these costs to match the associated revenue stream for the products containing the acquired technology. As of December 31, 1997 and 1996, amounts capitalized, net of accumulated amortization of $139,000 and $47,000, were $561,000 and $405,000, respectively. Amortization expense was $92,000 and $47,000 in 1997 and 1996, respectively.

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

    The Company has a program in place to manage foreign currency risk. As part of that program, the Company has entered into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany accounts resulting from sales to international subsidiaries. The forward contracts typically mature within three months. Gains and losses on contracts that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1997, contracts totaling 120,000,000 Yen with maturity dates through February 1998 were outstanding.

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

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only in high credit quality financial securities and limits the amounts invested in any one institution or in any type of instrument. The Company's trade accounts receivable are geographically dispersed and include customers in many different industries. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company sells certain trade account receivable in Japan with recourse in the ordinary course of business. At December 31, 1997 accounts receivable sold with recourse totaled $71,000.

                        APPLIED MICROSYSTEMS CORPORATION

    NET INCOME PER SHARE

    In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share. In addition, the Securities and Exchange Commission (SEC) previously had requirements for common and common stock equivalent shares issued during the 12-month period prior to filing of an initial public offering to be included in the calculation of earnings per share as if they were outstanding for all periods presented using the treasury stock method assuming the initial public offering price. In 1998, the SEC issued new requirements for dilutive common stock equivalent shares. All earnings per share amounts for all periods have been presented to conform with FAS 128 and new the SEC requirements. As a result of the adoption of SFAS No. 128 and the new SEC requirements, the Company's previously reported net income per share changed from $0.25 to $0.27 on a diluted basis for the year ended December 31, 1995.

    STOCK-BASED COMPENSATION

    In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan and, accordingly, compensation expense, if any, is generally determined based on the difference between the exercise price of stock options or awards and the related fair market value of the common stock. Note 8 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB issued Statement No. 130, "Reporting Comprehensive income" (FAS
130) and Statement No 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 established standards for reporting comprehensive income in annual and interim financial statements. FAS 131 established standards for the way a public business enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 130 and 131 are effective for financial statements having fiscal years beginning after December 15, 1997. The adoption of FAS 130 and 131 is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flow.

                        APPLIED MICROSYSTEMS CORPORATION

2. SECURITIES AVAILABLE FOR SALE

    Securities available-for-sale consist of the following as of December 31:

                                                                                1997
                                                     ----------------------------------------------------------
                                                                       GROSS            GROSS
                                                      AMORTIZED     UNREALIZED       UNREALIZED
                                                        COST           GAINS           LOSSES       FAIR VALUE
                                                     -----------  ---------------  ---------------  -----------
                                                                           (IN THOUSANDS)
U.S. Treasury securities and other
  U.S Government obligations.......................   $   2,956      $    0            $    0        $   2,956
Corporate debt securities..........................       7,387           2                 0        $   7,389
                                                     -----------     ------            ------       -----------
                                                      $  10,343      $    2            $    0        $  10,345
                                                     -----------     ------            ------       -----------
                                                     -----------     ------            ------       -----------

                                                                                1996
                                                     ----------------------------------------------------------
                                                                       GROSS            GROSS
                                                      AMORTIZED     UNREALIZED       UNREALIZED
                                                        COST           GAINS           LOSSES       FAIR VALUE
                                                     -----------  ---------------  ---------------  -----------
                                                                           (IN THOUSANDS)
U.S. Treasury securities and other
  U.S Government obligations.......................   $   2,964      $    0              $    0        $   2,964
Corporate debt securities..........................       2,967           0                   0        $   2,967
                                                     -----------     ------              ------       -----------
                                                      $   5,931      $    0              $    0        $   5,931
                                                     -----------     ------              ------       -----------
                                                     -----------     ------              ------       -----------

    As of December 31, 1997, the securities available for sale have contractual maturities of less than one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                        APPLIED MICROSYSTEMS CORPORATION

3. INVENTORIES

    Inventories consist of:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                    1997       1996
                                                                  ---------  ---------
                                                                     (IN THOUSANDS)
Finished goods..................................................  $   1,303  $   1,282
Work in process.................................................        157        168
Purchased parts.................................................      2,005      1,747
                                                                  ---------  ---------
                                                                  $   3,465  $   3,197
                                                                  ---------  ---------
                                                                  ---------  ---------


4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $   3,973  $   3,845
Office furniture and equipment.........................      2,465      2,388
Leased equipment.......................................        410        410
                                                         ---------  ---------
                                                             6,848      6,643
Less accumulated depreciation and amortization.........      3,948      4,202
                                                         ---------  ---------
                                                         $   2,900  $   2,441
                                                         ---------  ---------
                                                         ---------  ---------

5. REVOLVING LINE OF CREDIT AGREEMENTS

    In January 1997, the Company negotiated a revolving line of credit agreement with a commercial bank aggregating $7.0 million, which expires in May 1998. Borrowings pursuant to this agreement bear interest at the bank's prime lending rate and provide an option to take $2.0 million of the available line and amortize over a five year term. The line of credit agreement is unsecured, except for the term loan option, and includes certain financial covenants.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under noncancelable operating leases and equipment under capital leases. Certain leases contain renewal options. Future minimum payments under these leases are as follows:

                                                     DECEMBER 31, 1997
                                                  ------------------------
                                                    CAPITAL     OPERATING
                                                    LEASES       LEASES
                                                  -----------  -----------
                                                       (IN THOUSANDS)
1998 ......................................         $    16   $   1,215
1999 ......................................              --         912
2000 ......................................              --         865
2001 ......................................              --         420
2002 ......................................              --          73
Thereafter.................................              --         456
                                                     -------   -----------
                                                          16    $   3,941
                                                     -------   -----------
                                                     -------   -----------
Less amount representing interest...............           1
                                                     -------
Present value of net minimum capital
  lease obligations.............................          15
Less current portion............................          15
                                                     -------
Capital lease obligations,
  less current portion..........................     $     0
                                                     -------
                                                     -------

    Total rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,378,000, $1,278,000, and $1,361,000, respectively.

    The Company is subject to various pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Company.

                        APPLIED MICROSYSTEMS CORPORATION

7. INCOME TAXES

    The provision for incomes taxes in 1997, 1996 and 1995 is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
                                                        (IN THOUSANDS)
Federal.......................................  $     179  $   1,402  $     187
Foreign.......................................        105         90         90
State.........................................         65         90         28
                                                ---------  ---------  ---------
                                                $     349  $   1,582  $     305
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

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

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Deferred tax assets:
Accrued and other expenses................................  $     166  $     179
Inventories...............................................        568        348
Net operating loss carryforwards..........................        791        849
Tax credit carryforwards..................................      1,208        953
                                                            ---------  ---------
Total deferred tax assets.................................      2,733      2,329
Deferred tax liabilities:
Depreciation..............................................         11         81
Intangible and other assets...............................        219         25
                                                            ---------  ---------
Total deferred tax liabilities............................        230        106
Valuation allowance.......................................     (2,503)    (2,223)
                                                            ---------  ---------
Net deferred taxes........................................  $       0  $       0
                                                            ---------  ---------
                                                            ---------  ---------

    As of December 31, 1997, the Company has net operating loss carryforwards for federal tax purposes of approximately $2,261,000 available to offset future taxable income. The Company also has research and development credits of approximately $1,208,000, which may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and development tax credit carryforwards expire in various amounts from 1998 to 2012. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, set forth annual limits for the utilization of tax net operating loss and credit carryforwards in the event of a significant change in ownership. The issuance of preferred stock in 1992 resulted in such "ownership change." Accordingly, utilization of the net operating loss carryforwards is limited to approximately $392,000 per year.

                        APPLIED MICROSYSTEMS CORPORATION

    The valuation allowance for deferred tax assets increased approximately $280,000 and decreased approximately $529,000 during 1997 and 1996, respectively.

   A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            1997       1996       1995
                                                          ---------  ---------  ---------
                                                                  (IN THOUSANDS)
Tax at U.S. statutory rate of 35%.......................  $     788  $   1,854  $     616
Utilization of net operating loss
      and tax credit carryforwards......................       (137)      (532)      (429)

Benefit of foreign sales corporation....................       (122)       (98)       ---
Alternative minimum tax.................................         57        ---        ---
Foreign taxes...........................................        105         90         90
State taxes, net of federal effect......................         42         59         28
Foreign losseswith no tax benefit.......................        404        212        ---
Loss on deemed liquidation of subsidiaries.............        (845)       ---        ---
Other...................................................         57         (3)       ---
                                                          ---------  ---------  ---------
                                                          $     349  $   1,582  $     305
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

    Effective as of April 1, 1997, the Company elected, pursuant to newly issued Treasury Regulations, to treat its wholly-owned subsidiaries in the United Kingdom, Germany and France as branches for U.S. tax purposes. The effect of such election was a deemed liquidation of each subsidiary allowing its tax attributes to be utilized by the Company, thereby reducing the 1997 tax provision by $845,000.

    In 1997, income tax benefits of $55,000 were allocated to stockholders equity. Such benefits were attributable to employee stock option transactions.

    Income taxes paid during 1997, 1996 and 1995, including deposits, were $642,000, $1,320,000 and $81,000 respectively.

                        APPLIED MICROSYSTEMS CORPORATION

8. INCOME PER SHARE

    The following table sets forth the computation of basic and diluted income per share:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                          1997       1996       1995
                                                                                       ---------  ---------  ---------
(in thousands, except per share amount)
Numerator:
  Numerator for basic and diluted income per share-
  net income.........................................................................  $   1,902  $   3,716  $   1,454
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Denominator:
  Denominator for basic income per share--weighted
    average common shares............................................................      6,769      6,545      1,551
  Effect of dilutive securities:
  Stock options and warrants based on the treasury
    stock method using average market price..........................................        528        552        375
  Convertible preferred stock........................................................         --         --      3,403
                                                                                       ---------  ---------  ---------
  Denominator for diluted income per share...........................................      7,297      7,097      5,329
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Basic income per share...............................................................  $    0.28  $    0.57  $    0.94
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Diluted income per share.............................................................  $    0.26  $    0.52  $    0.27
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

9. SHAREHOLDERS' EQUITY

    On November 14, 1995, the Company completed its initial public offering of 1,500,000 shares of common stock at $10.00 a share. All outstanding shares of preferred stock were converted to common stock at that time.

STOCK OPTIONS

    Stock option plans (the Plans) have been established that authorize the issuance of options for 2,175,317 shares of common stock to selected directors, officers, employees, and consultants of the Company. As of December 31, 1997 options for 848,620 shares are outstanding and exercisable, of which options for 593,636 shares are unvested. Options for 234,648 shares are available to be granted.

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

    On September 11, 1995, the Company's shareholders adopted the Director Stock Option Plan which authorized the annual issuance of 2,500 shares of common stock per outside director upon the exercise of stock options that may be granted pursuant to this plan. As of December 31, 1997, options for 15,000 shares are outstanding and exercisable and options for 7,500 shares contain repurchase rights.

                        APPLIED MICROSYSTEMS CORPORATION

A summary of stock option transactions for the years ended December 31 follows:

                                                             1997                                  1996
                                         -------------------------------------------  ------------------------------
                                           OPTIONS    WEIGHTED-AVERAGE     OPTIONS    WEIGHTED-AVERAGE     OPTIONS
                                            (000)      EXERCISE PRICE       (000)      EXERCISE PRICE       (000)
                                         -----------  -----------------  -----------  -----------------  -----------
Outstanding-beginning of year..........         729       $    5.99             541       $     .31             927
Granted................................         631       $    4.62             326       $   13.18              40
Forfeited..............................        (407)      $   11.19             (25)      $    3.06             (15)
Exercised..............................         (89)      $     .20            (113)      $     .20            (411)
                                              -----          ------             ---          ------            ----
Outstanding-end of year................         864       $    3.13             729       $    5.99             541

                                              -----          ------             ---          ------            ----
                                              -----          ------             ---          ------            ----
Vested options.........................         262      $      .67             287       $     .14              258
                                              -----          ------             ---          ------            ----
                                              -----          ------             ---          ------            ----
Weighted-average fair value of options
  granted during the year..............   $    3.19                        $  10.14                              --

                                               1995
                                         WEIGHTED-AVERAGE
                                          EXERCISE PRICE
                                         -----------------
Outstanding-beginning of year..........      $     .11
Granted................................      $    2.53
Forfeited..............................      $     .25
Exercised..............................      $     .07
                                                 -----
Outstanding-end of year................      $     .31
Vested options.........................      $     .14

Weighted-average fair value of options
  granted during the year..............

    The following table summarizes information related to outstanding and exercisable options at December 31, 1997:

                                                                          VESTED
                        OUTSTANDING AND EXERCISABLE                      OPTIONS
                   --------------------------------------------------  -----------
                                                     WEIGHTED
                                 WEIGHTED             AVERAGE                              WEIGHTED
RANGE OF                          AVERAGE            REMAINING                              AVERAGE
EXERCISE PRICES   SHARES(000)   EXERCISE PRICE     CONTRACTUAL LIFE    SHARES(000)      EXERCISE PRICE
-----------------  -----------  -----------------  -------------------  -----------     --------------
$.02--2.00......           295       $     .18             5.1                 255        $     .15
$4.13--6.50.....           531       $    4.27             9.2                  --               --
$7.00--8.75.....            29       $    7.94             9.5                  --               --
$12.25--17.50...             9       $   16.75             8.4                   8        $   17.29
                           ---      -----------                                ---       -----------
$.02--13.38.....           864       $    3.13             7.8                 263        $     .67
                           ---                                                 ---
                           ---                                                 ---

    Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)                                                  1997       1996       1995
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Net income--as reported..............................................................  $   1,902  $   3,716  $   1,454
Net income--pro forma................................................................  $   1,411  $   3,282  $   1,450
Diluted net income per share as reported.............................................  $     .26  $     .52  $     .27
Diluted net Income per share pro-forma...............................................  $     .19  $     .46  $     .27

                        APPLIED MICROSYSTEMS CORPORATION

    The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Annualized volatility........................................................  93.9%       89.6%       25.0%
Risk-free interest rate......................................................   6.0%        6.4%        6.2%
Forfeiture rate..............................................................   6.6%        6.2%        7.0%
Expected life................................................................  4.0 years   5.8 years   4.7 years
Expected dividend rate.......................................................   nil         nil         nil

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

    In 1992, in connection with an equity financing, the Company granted stock purchase warrants for 114,563 shares of Series I preferred stock at $4.12 per share expiring after five years. In connection with the initial public offering, these outstanding preferred stock warrants converted to common stock warrants. During 1997 all of the remaining outstanding warrants were exercised on a net basis resulting in issuance of 58,941 shares of common stock.

EMPLOYEE STOCK PURCHASE PLAN

    On May 22, 1996, the Company's shareholders approved the 1996 Employee Stock Purchase Plan (ESPP) and reserved a total of 250,000 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During 1997 and 1996, 45,844 and 16,165 shares were sold through the ESPP, respectively.

COMMON STOCK RESERVED

Common stock reserved for future issuance at December 31, 1997 is as follows:

Employee Stock Purchase Plan.....................................................    187,991
Common stock options.............................................................  1,118,268
                                                                                   ---------
                                                                                   1,306,259
                                                                                   ---------
                                                                                   ---------

                                       41

                        APPLIED MICROSYSTEMS CORPORATION

10. EMPLOYEE BENEFIT PLAN

    The Company maintains a Profit Sharing Plan (the Plan) under section 401K of the Internal Revenue Code. All U.S. based employees are eligible to participate in the Plan at the start of each calendar quarter. Contributions by the company are based on a matching formula as defined in the Plan. The Company may also make discretionary contributions. During 1997, 1996 and 1995, the Company made contributions of $162,000, $133,000 and $58,000, respectively.

11. PRODUCT DEVELOPMENT CONTRACTS

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

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
                                                                                                1997        1996       1995
                                                                                                -----     ---------  ---------
Direct product development costs...........................................................    $   0       $ 269     $  575
Related product development support subsidies..............................................        0         335        450

                        APPLIED MICROSYSTEMS CORPORATION

12. GEOGRAPHIC INFORMATION

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

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
Net Sales:
United States....................................................................  $  22,247  $  22,615  $  17,839
Japan............................................................................     13,132     12,842     10,412
Europe...........................................................................      3,745      3,205      2,788
                                                                                   ---------  ---------  ---------
Consolidated net sales...........................................................  $  39,124  $  38,662  $  31,039
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Export Sales to unaffiliated customers...........................................  $   2,446  $   2,367  $   1,917
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Income(Loss) before income taxes:
United States....................................................................  $   4,121  $   5,900  $   2,778
Japan............................................................................        107        266        183
Europe...........................................................................       (623)      (214)      (413)
Corporate elimination's..........................................................     (1,354)      (654)      (789)
                                                                                   ---------  ---------  ---------
Consolidated income before income tax............................................  $   2,251  $   5,298  $   1,759
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Identifiable assets:
United States....................................................................  $  25,646  $  24,071  $  21,638
Japan............................................................................      5,112      5,225      3,888
Europe...........................................................................      1,824      1,528      1,320
                                                                                   ---------  ---------  ---------
Consolidated assets..............................................................  $  32,582  $  30,824  $  26,846
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                        APPLIED MICROSYSTEMS CORPORATION

13. Quarterly Financial Information (unaudited)

Summarized quarterly financial information for 1997 and 1996 is as follows:

                                                                                             1997
                                                                          ------------------------------------------
FOR THE QUARTERS ENDED:                                                    MAR. 31    JUNE 30   SEPT. 30    DEC. 31
------------------------------------------------------------------------  ---------  ---------  ---------  ---------
(In thousands, except per share data)
  Net sales.............................................................  $   8,902  $  10,009  $  10,758  $   9,455
  Gross profit..........................................................      6,446      7,310      7,897      6,939
  Net Income............................................................         42        647      1,012        201
  Diluted earnings per share:
  Net income............................................................  $    0.01  $    0.09  $    0.14  $    0.03
  Weighted average common shares and equivalents........................      7,101      7,259      7,393      7,397
  Market price per share:
    High................................................................  $   16.00  $   10.50  $   12.88  $   12.63
    Low.................................................................       4.88       3.88       8.00       5.00

                                                                                             1996
                                                                          ------------------------------------------
FOR THE QUARTERS ENDED:                                                    MAR. 31    JUNE 30   SEPT. 30    DEC. 31
------------------------------------------------------------------------  ---------  ---------  ---------  ---------
(In thousands, except per share data)
  Net sales.............................................................  $   8,704  $   9,750  $   9,711  $  10,496
  Gross profit..........................................................      6,147      6,944      7,101      7,677
  Net Income............................................................        702        996        967      1,052
  Diluted earnings per share:
  Net income............................................................  $    0.10  $    0.14  $    0.14  $    0.15
  Weighted average common shares and equivalents........................      7,083      7,106      7,128      7,094
  Market price per share:
    High................................................................  $   12.75  $   20.75  $  23.875  $   23.75
    Low.................................................................       7.75       9.00      11.25       9.00

    The 1996 and first three quarters of 1997 dilutive earnings per share have been restated to comply with SFAS 128 which was adopted on the fourth quarter of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is contained in part in the sections
captioned "Board of Directors      Nominees for Director" and "Voting Securities
and Principal Holders      Exchange Act Compliance" in the Proxy Statement for
the Company's Annual Meeting of Stockholders scheduled to be held on May 22, 1998, and such information is incorporated herein by reference.

    The remaining information required by this Item is set forth as Item 4A in
Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal
Holders" and "Compensation and Benefits      Certain Transactions" of the Proxy
Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and
Benefits      Certain Transactions" of the Proxy Statement for the Company's
Annual Meeting of Stockholders scheduled to be held on May 22, 1998.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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

Exhibit No. 3: Articles of Incorporation and Bylaws

    3.1 Second Restated Articles of Incorporation of Registrant
    3.2 Restated Bylaws of Registrant

Exhibit No. 10: Material Contracts

EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

    10.1 Employment Agreement between the Registrant and Robert L. Deinhammer dated July 31, 1992
    10.2  1990 Stock Benefit Plan
    10.3  1992 Performance Stock Plan
    10.4  1995 Directors Stock Option Plan

OTHER MATERIAL CONTRACTS

    10.5 Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 20, 1992; Schedule to Loan and Security Agreement dated October 20, 1992; Amendment to Loan and Security Agreement dated June 15, 1993; Loan Modification Agreements to Loan and Security Agreement dated June 13, 1994, March 27, 1995 and June 27, 1995; and Secured Promissory Notes dated March 27, 1995 and June 27, 1995

    10.6 Loan and Security Agreement (Exim) between the Registrant and Silicon Valley Bank dated October 20, 1992; Schedule to Loan and Security Agreement (Exim) dated October 20, 1992; Amendments to Loan and Security Agreement (Exim) dated June 15, 1993 and August 15, 1993; Loan Modification Agreements to Loan and Security Agreement (Exim) dated June 13, 1994 and June 27, 1995; Exim Working Capital Borrower Agreement dated June 27, 1995; Letter Agreement dated June 29, 1995 modifying Loan Modification Agreement (Exim) dated June 27, 1995; and Secured Promissory Note dated October 20, 1992

    10.7 Lease Agreement between W. R.C. Properties, Inc. and the Registrant dated February 27, 1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August 18, 1993 and March 31, 1994

    10.8 Third Amended and Restated Investment Agreement dated as of September 15, 1995

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

Exhibit No. 21: Subsidiaries of Registrant

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 27, 1998.

                                        APPLIED MICROSYSTEMS CORPORATION



                                        By /s/ A. James Beach
                                           ------------------
                                           A. James Beach
                                           Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                         DATE
         -----------                      --------                      -------
 /s/ Robert L. Deinhammer         President, Chief Executive         March 27, 1998
------------------------------      Officer and Director
     Robert L. Deinhammer           (Principal Executive Officer)


 /s/ A. James Beach               Vice President, Chief               March 27, 1998
------------------------------      Financial Officer, Secretary
     A. James Beach                 and Treasurer (Principal
                                    Financial and Accounting
                                    Officer)

 /s/ Anthony Miadich              Chairman of the Board               March 27,  1998
------------------------------
     Anthony Miadich

 /s/ Elwood D. Howse, Jr.         Director                            March 27, 1998
------------------------------
     Elwood D. Howse, Jr.

 /s/ Paul N. Risinger             Director                            March 27, 1998
------------------------------
     Paul N. Risinger

                                       48

                                          EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
 3.1                 Restated Articles of Incorporation of Registrant
                     (incorporated by reference from Exhibit 3.1 to the
                     Registrant's Registration Statement on Form S-1 filed
                     with the Securities and Exchange Commission on September
                     15, 1995 (File No. 33-97002)

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

                                       49

EXHIBIT NO.                                  DESCRIPTION

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

                                       50

EXHIBIT NO.                                  DESCRIPTION
                       Registrant and Microtec Research, Inc. dated August 1,
                       1994 (incorporated by reference from Exhibit 10.12 to
                       the Registrant's Registration Statement on Form S-1
                       filed with the Securities and Exchange Commission on
                       September 15, 1995 (File No. 33-97002)
**10.15                Processor feature Technology License Agreement between
                       the Registrant and Intel Corporation dated September 21,
                       1995 (incorporated by reference from Exhibit 10.15 to
                       the Registrant's Registration Statement on Form S-1
                       filed with the Securities and Exchange Commission on
                       September 15, 1995 (File No. 33-97002))

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

23                     Consent of Ernst & Young LLP, Independent Auditors

------------------------
**  Confidential treatment has been granted for portions of this exhibit.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        APPLIED MICROSYSTEMS CORPORATION

                 Years Ended December 31, 1997, 1996 and 1995

                                                                  COL C.
                                                                ADDITIONS
                                                          -------------------------
                                                              (1)          (2)
                                                COL B.    CHARGED TO    CHARGED TO                  COL. E.
                                              BALANCE AT     COSTS        OTHER        COL D.        BALANCE
           COL A.                             BEGINNING       AND       ACCOUNTS:    DEDUCTIONS:     END OF
        DESCRIPTION                           OF PERIOD    EXPENSES      DESCRIBE     DESCRIBE       PERIOD
-------------------------------------------  ----------  -----------  ------------  -----------   -----------
Year ended December 31, 1997:
Deducted from asset accounts:
  Allowance for doubtful accounts...........  $ 52,000    $32,000              --            --      $  84,000
  Allowance for sales returns...............  $212,000         --       670,000(B)    (355,000)(C)   $ 527,000
                                              ----------  -----------  ------------  -----------   -----------
  Totals....................................  $264,000    $32,000      $670,000      $(355,000)      $ 611,000
                                              ----------  -----------  ------------  -----------   -----------
                                              ----------  -----------  ------------  -----------   -----------
Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts...........  $ 55,000    $(3,000)            --            --        $ 52,000
  Allowance for sales returns...............  $113,000         --        507,000(B)   (408,000)(C)    $212,000
                                              ----------  -----------  ------------  -----------   -----------
  Totals....................................  $168,000    $(3,000)      $507,000     $(408,000)       $264,000
                                              ----------  -----------  ------------  -----------   -----------
                                              ----------  -----------  ------------  -----------   -----------
Year ended December 31, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts............  $ 48,000   $14,000             --      $  (7,000)(A)   $ 55,000
  Allowance for sales returns................  $ 97,000        --        140,000(B)    (124,000 (C)   $113,000
                                              ----------  -----------  ------------  -----------   -----------
  Totals.....................................  $145,000   $14,000      $ 140,000      $(131,000       $168,000
                                              ----------  -----------  ------------  -----------   -----------
                                              ----------  -----------  ------------  -----------   -----------

------------------------
(A) Uncollectible accounts written off, net of recoveries
(B) Estimated future sales returns charged to revenue
(C) Actual Sales Returns