Form 10-Q
period 1998-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1998-05-15
CIK 1000787

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q


(Mark One)
[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

                   For the quarterly period ended March 31, 1998

                                         or

[   ]     Transition report pursuant to section 13  or 15(d) of the Securities
Exchange Act of 1934.

For the   transition period from ______ to ______

                          COMMISSION FILE NUMBER 0-26778


                         APPLIED  MICROSYSTEMS  CORPORATION
               (Exact name of registrant as specified in its charter)



          WASHINGTON                                       91-1074996
   (State of  incorporation)                            (I.R.S. Employer
                                                     Identification Number)

            5020 148TH AVENUE N.E. , REDMOND, WASHINGTON   98052-5172
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

Common stock: 6,923,384 shares outstanding as of April 30, 1998

     This report including exhibits consists of 13 pages.

                          APPLIED MICROSYSTEMS CORPORATION

                                     FORM 10-Q

                            QUARTER ENDED MARCH 31, 1998


INDEX

                                                                                PAGE
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Balance Sheets as of  March 31, 1998 and December
          31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .8


PART II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 12

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                        APPLIED MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED MARCH
                                                         1998           1997
                                                       ----------     ---------
                                                      (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNT)
                                                             (UNAUDITED)

 Net sales . . . . . . . . . . . . . . . . . . . .        $8,251         $8,902
 Cost of sales . . . . . . . . . . . . . . . . . .         2,313          2,456
                                                         --------        -------
 Gross profit  . . . . . . . . . . . . . . . . . .         5,938          6,446

 Operating expenses:
    Sales, general and administrative  . . . . . .         4,341          4,359
    Research and development . . . . . . . . . . .         2,350          2,186
                                                         --------        -------
 Total operating expenses  . . . . . . . . . . . .         6,691          6,545
                                                         --------        -------
 Loss from operations  . . . . . . . . . . . . . .          (753)           (99)

 Interest income and other . . . . . . . . . . . .           195            164
 Interest expense  . . . . . . . . . . . . . . . .            (1)            (4)
                                                         --------        -------
 Income (loss) before income taxes . . . . . . . .          (559)            61
 Income taxes  . . . . . . . . . . . . . . . . . .             0             19
                                                         --------        -------
 Net income (loss) . . . . . . . . . . . . . . . .         ($559)           $42
                                                         --------        -------
                                                         --------        -------


 Basic income (loss) per share . . . . . . . . . .        ($0.08)         $0.01
 Shares used in basic per share calculation  . . .         6,878          6,695

 Diluted income (loss) per share . . . . . . . . .        ($0.08)         $0.01
 Shares used in diluted per share calculation  . .         6,878          7,101



The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      MARCH 31,     DECEMBER 31,
                                                         1998           1997
                                                      ----------     ----------
                                                     (UNAUDITED)
                       ASSETS

 Current assets:
    Cash and cash equivalents  . . . . . . . . . .        $5,950         $6,336
    Short term investments . . . . . . . . . . . .        10,451         10,345
    Accounts receivable  . . . . . . . . . . . . .         7,229          7,741
    Inventories  . . . . . . . . . . . . . . . . .         3,387          3,465
    Prepaid and other current assets . . . . . . .           913            951
                                                        ---------       -------
      Total current assets . . . . . . . . . . . .        27,930         28,838
                                                        ---------       -------
                                                        ---------       -------

 Property and equipment, net . . . . . . . . . . .         3,007          2,900
 Other assets  . . . . . . . . . . . . . . . . . .           822            844
                                                        ---------       -------
      Total assets . . . . . . . . . . . . . . . .       $31,759        $32,582
                                                        ---------       -------
                                                        ---------       -------

        LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable . . . . . . . . . . . . . . .        $2,492         $2,804
    Accrued payroll  . . . . . . . . . . . . . . .         1,984          1,684
    Other accrued expenses . . . . . . . . . . . .           741            991
    Deferred revenue . . . . . . . . . . . . . . .         2,845          2,797
    Current portion of long-term obligations . . .          ----             15
                                                        ---------       -------
      Total current liabilities  . . . . . . . . .         8,062          8,291

 Shareholders' equity:
    Preferred stock, par value $.01
      Authorized - 5,000,000 shares                         ----           ----
    Common stock, par value $.01
      Authorized - 25,000,000 shares
      Issued - 6,918,000 and 6,827,000 shares at
 March 31, 1998 and December 31, 1997,
  respectively  . . . .  . . . . . . . . . . . . .        26,442         26,387
    Cumulative translation adjustment  . . . . . .          (959)          (869)
    Accumulated deficit  . . . . . . . . . . . . .        (1,786)        (1,227)
                                                        ---------       -------
      Total shareholders' equity . . . . . . . . .        23,697         24,291
                                                        ---------       -------
      Total liabilities and shareholders' equity .       $31,759        $32,582
                                                        ---------       -------
                                                        ---------       -------



The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      THREE MONTHS ENDED MARCH
                                                         1998             1997
                                                       ----------       --------
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

 Cash flows from operating activities:
 Net income (loss) . . . . . . . . . . . . . . . .         ($559)           $42
 Adjustments to reconcile net income to net cash
 provided by operating activities:

    Depreciation and amortization  . . . . . . . .           316            281

 Changes in operating assets and liabilities:
    Accounts receivable  . . . . . . . . . . . . .           512          1,398
    Inventories  . . . . . . . . . . . . . . . . .            78           (125)
    Prepaid expenses . . . . . . . . . . . . . . .            38            (19)
    Other assets . . . . . . . . . . . . . . . . .           (40)             4
    Deferred revenue . . . . . . . . . . . . . . .            48           (164)
    Accounts payable and accrued expenses  . . . .          (262)          (163)
                                                         --------       --------

      Net cash provided by operating activities  .           131          1,254

 Cash flows from investing activities:
    Purchase of short-term investments . . . . . .          (106)            (2)
    Property and equipment additions . . . . . . .          (361)          (517)
                                                         --------       --------
      Net cash used in investing activities  . . .          (467)          (519)

 Cash flows from financing activities:
    Stock options exercised  . . . . . . . . . . .            55              2
    Repayment of long-term obligations . . . . . .           (15)           (10)
                                                         --------       --------
      Net cash provided by financing activities  .            40             (8)

 Effects of foreign exchange rate changes on cash            (90)          (309)
                                                         --------       --------
 (Decrease) increase in cash and cash equivalents           (386)           418
 Cash and cash equivalents at beginning of period          6,336          7,208
                                                         --------       --------
 Cash and cash equivalents at end of period  . . .        $5,950         $7,626
                                                         --------       --------
                                                         --------       --------

 Supplemental disclosures of cash paid:
    Interest . . . . . . . . . . . . . . . . . . .            $1             $4
    Income Taxes . . . . . . . . . . . . . . . . .          ----           $281


The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three month periods ended March 31, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2.   COMPUTATION OF EARNINGS (Loss) PER SHARE

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share. In addition, the Securities and Exchange Commission (SEC) previously had requirements for common and common stock equivalent shares issued during the 12-month period prior to filing of an initial public offering to be included in the calculation of earnings per share as if they were outstanding for all periods presented using the treasury stock method assuming the initial public offering price. In 1998, the SEC issued new requirements for dilutive common stock equivalent shares. All earnings (loss) per share amounts for all periods have been presented to conform with FAS 128 and new the SEC requirements.

3.   COMPREHENSIVE INCOME (Loss)

     As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adaptation of this Statement has no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

     During the first quarter of 1998 and 1997, total comprehensive loss amounted to $649,000 and $268,000.

4.   SOFTWARE REVENUE RECOGNITION

     As of January 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, was effective for transactions that the Company entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material.


5.   INCOME (loss) PER SHARE



                                                   THREE MONTHS ENDED MARCH 31,
                                                         1998           1997
                                                    -----------     -----------
 (in thousands, except per share amount)
 Numerator:
   Numerator for basic and diluted income per share-
      net income . . . . . . . . . . . . . . . . .      ($559)           $42
                                                    -----------     -----------
                                                    -----------     -----------

 Denominator:
   Denominator for basic income per share -
      weighted average common shares . . . . . . .      6,769          6,695
   Effect of dilutive securities:
   Stock options and warrants based on the treasury
      stock method using average market price  . .       ----            406
                                                    -----------     -----------
   Denominator for diluted income per share             6,769          7,101
                                                    -----------     -----------
                                                    -----------     -----------

 Basic income (loss) per share                         ($0.08)         $0.01
                                                    -----------     -----------
                                                    -----------     -----------

 Diluted income (loss) per share                       ($0.08)         $0.01
                                                    -----------     -----------
                                                    -----------     -----------


For the first quarter of 1998, the effect of outstanding options and warrants have been excluded from the diluted calculation because they are antidilutive.


6.   INVENTORIES

Inventories consist of:


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                      ----------    -----------
                                                            (IN THOUSANDS)
 Finished goods  . . . . . . . . . . . . . . . . .        $1,416         $1,303
 Work in process . . . . . . . . . . . . . . . . .           109            157
 Purchased parts . . . . . . . . . . . . . . . . .         1,862          2,005
                                                      ----------    -----------
                                                          $3,387         $3,465
                                                      ----------    -----------
                                                      ----------    -----------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's 1997 Annual Report to Shareholders.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from comparative prior period in each line item.


                                            Percent of              Period-to-Period
                                            Net Sales              Percentage Change
                                      ----------------------      --------------------
                                        Three months Ended         Three months Ended
                                            March 31,                March 31, 1998
                                          1998        1997          Compared to 1997
                                       ----------   --------      --------------------

 Net sales . . . . . . . . . . . .        100.0%      100.0%               (7.3%)
 Cost of sales . . . . . . . . . .         28.0        27.6                (5.8)
                                         --------    --------
 Gross profit  . . . . . . . . . .         72.0        72.4                (7.9)

 Operating expenses:
    Sales, general and
      administrative   . . . . . .         52.6        49.0                (0.4)
    Research and development . . .         28.5        24.6                 7.5
                                         --------    --------
 Total operating expenses  . . . .         81.1        73.6                 2.2
                                         --------    --------
 Loss from operations  . . . . . .         (9.1)       (1.2)             (660.6)

 Interest income and other . . . .          2.3         1.8                18.9
 Interest expense  . . . . . . . .         ----        ----                ----
                                         --------    --------
                                           (6.8)        0.6                ----

 Income (loss) before income taxes
 Income taxes  . . . . . . . . . .         ----         0.1                ----
                                         --------    --------
 Net income (loss) . . . . . . . .         (6.8%)       0.5%               ----
                                         --------    --------
                                         --------    --------



NET SALES
     Net sales decreased by 7.3% to $8.3 million from $8.9 million for the quarters ended March 31, 1998 and 1997, respectively. These decreases were primarily attributable to the reduction in unit sales of higher priced debug tools directly related to the Asian financial crisis, particularly in Japan, and to a lesser extent currency exchange rate fluctuations affecting international sales. The decreases were partially offset by an increase in unit sales and average selling price of low cost debug tools and an increase in support service revenues. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing tools and support service revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 7.5% over the prior three month period and increased as a percentage of sales to 14.2% from 12.2% of net sales for the quarters ended March 31, 1998 and 1997, respectively. These increases result from higher revenue levels in prior quarters being accompanied by higher sales of associated service contracts from which support revenues are recognized ratably over the contract life, as well as the Company's recently expanded focus on support and service sales.

     International sales expressed in U.S. dollars decreased by 8.6% for the quarter ended March 31, 1998 over the comparable period of 1997, to 49.1% of net sales as compared to 49.8% of net sales in the prior comparable quarter. The reduction in international sales as expressed in U.S. dollars is primarily attributable to decreases in average selling price in Japan and the other Pacific Rim nations and to a lesser extent, currency exchange rates. The decreases were partially offset by unit sales increases in Europe. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, overall sales would have increased an additional 2.3 percentage points for the quarter ended March 31, 1998. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

     The Company's gross profit decreased to $5.9 million, or 72.0% of net sales, from $6.5 million, or 72.4% of net sales, in the quarters ended March 31, 1998 and 1997, respectively. The decrease in gross profit as a percentage of net sales was primarily attributable to a lower manufacturing throughput over which to spread manufacturing overhead costs and to a lesser extent due to declines in sales revenue due to unfavorable currency exchange rate fluctuations. These were partially offset by an increase in newer debug products that have lower material and production costs, and to a lesser extent, favorable cost reductions
on certain hardware components.   The company expects its gross profit to
fluctuate based upon its product mix, geographic mix, and variances in throughput and related absorption of factory overhead costs.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses were $4.3 million or 52.6% of net sales, and $4.4 million, or 49.0% of net sales, for the quarters ended March 31, 1998 and 1997, respectively. The dollar amount decreases between comparable periods were primarily attributable to reduction in sales commissions, travel and entertainment, and maintenance expenses which were partially offset by increased compensation-related and promotional expenses. The percentage increase between comparable periods was primarily attributable to lower revenues for the quarter ending March 31, 1998. Sales are difficult to predict and the majority occur late in the quarter, at which time budgets are already committed. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses were $2.4 million, or 28.5% of net sales, and $2.2 million, or 24.6% of net sales, for the quarters ended March 31, 1998 and 1997, respectively. The 7.5% increase in the dollar amount between comparable periods was primarily attributable to an increase in headcount and compensation related expenses partially offset by a reduction in hardware prototyping costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

     The Company's interest (net) and other income increased by $34,000 between the comparable three month periods due primarily to an increase in marketable securities generated from operations.

TAXES

     The Company's estimated annualized effective tax rate was reduced from 15% to 0% due to the loss incurred for the quarter ending March 31, 1998. A full valuation allowance has been provided for all deferred tax assets, including net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $3.1 million to purchase capital equipment, $2.5 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $6.9 million have been invested in short term commercial and government paper and money market funds. For the three months ended March 31, 1998 and 1997, the Company generated $132,000 and $1.3 million, respectively, of cash from operations, and utilized $467,000 and $519,000, respectively, of cash for purchases of short-term investments and equipment. As of March 31, 1998, the Company had working capital of $19.9 million, including $16.4 million of cash, cash equivalents and short-term investments

     The Company believes that it's existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, and other risks set forth in the Company's filings with the Securities and Exchange Commission, including its annual report for the year ended December 31, 1997 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

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

          None.

     (B)  Report on Form 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.



                                       -12

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on May 8, 1998.

                              APPLIED MICROSYSTEMS CORPORATION
                              (Registrant)

                              By   /s/     A. James Beach
                                ----------------------------------------------
                                   A. James Beach
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                   SECRETARY AND TREASURER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)