Form 10-Q
period 1998-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1998-08-12
CIK 1000787

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q

                                    -----------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended June 30, 1998

                                         or

[    ]    Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                  For the transition period from ______ to ______

                          COMMISSION FILE NUMBER 0-26778

                                    -----------

                          APPLIED MICROSYSTEMS CORPORATION
              (Exact name of registrant as specified in its charter)


             5020 148TH AVENUE N.E., REDMOND, WASHINGTON 98052-5172
                                  (425) 882-2000

  (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                    -----------

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

Common stock: 6,848,1483 shares outstanding as of July 31, 1998

     This report including exhibits consists of 14 pages.

                          APPLIED MICROSYSTEMS CORPORATION

                                     FORM 10-Q

                            QUARTER ENDED JUNE 30, 1998

                                       INDEX

                                                                            PAGE
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Statements of Operations for the quarter and
         six months ended June 30, 1998 and 1997. . . . . . . . . . . . . .   3

         Consolidated Balance Sheets as of  June 30, 1998 and December 31,
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows for the six months ended June
         30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   8


PART II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          APPLIED MICROSYSTEMS CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                       --------------------------    ------------------------
                                                          1998           1997           1998           1997
                                                       -----------    -----------    ----------     ---------
                                                              (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                             (UNAUDITED)
Net sales. . . . . . . . . . . . . . . . . . . . .        $9,157        $10,009        $17,408        $18,911
Cost of sales. . . . . . . . . . . . . . . . . . .         2,325          2,698          4,638          5,154
                                                       -----------    -----------    ----------     ---------
Gross profit . . . . . . . . . . . . . . . . . . .         6,832          7,311         12,770         13,757

Operating expenses:
  Sales, general and administrative. . . . . . . .         4,418          4,609          8,759          8,968
  Research and development . . . . . . . . . . . .         2,583          2,104          4,933          4,290
                                                       -----------    -----------    ----------     ---------
Total operating expenses . . . . . . . . . . . . .         7,001          6,713         13,692         13,258
                                                       -----------    -----------    ----------     ---------
Income (loss) from operations. . . . . . . . . . .          (169)           598           (922)           499

Interest income and other. . . . . . . . . . . . .           227            167            422            331
Interest expense . . . . . . . . . . . . . . . . .          ----             (4)            (1)            (8)
                                                       -----------    -----------    ----------     ---------
Income (loss) before income taxes. . . . . . . . .            58            761           (501)           822
Income taxes . . . . . . . . . . . . . . . . . . .          ----            114           ----            133
                                                       -----------    -----------    ----------     ---------
Net income (loss). . . . . . . . . . . . . . . . .           $58           $647          ($501)          $689
                                                       -----------    -----------    ----------     ---------
                                                       -----------    -----------    ----------     ---------
Basic income (loss) per share. . . . . . . . . . .         $0.01          $0.10         ($0.07)         $0.10
Shares used in basic per share calculation . . . .         6,914          6,772          6,897          6,765

Diluted income (loss) per share. . . . . . . . . .         $0.01          $0.09         ($0.07)         $0.10
Shares used in diluted per share calculation . . .         7,113          7,259          6,897          7,217

The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                         JUNE 30,    DECEMBER 31,
                                                          1998           1997
                                                      -----------    ------------
                                                      (UNAUDITED)
                      ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .      $5,678         $6,336
  Short term investments . . . . . . . . . . . . . .      10,009         10,345
  Accounts receivable. . . . . . . . . . . . . . . .       9,328          7,741
  Inventories. . . . . . . . . . . . . . . . . . . .       3,284          3,465
  Prepaid and other current assets . . . . . . . . .         304            951
                                                      -----------    ------------
    Total current assets . . . . . . . . . . . . . .      28,603         28,838

Property and equipment, net. . . . . . . . . . . . .       2,951          2,900
Other assets . . . . . . . . . . . . . . . . . . . .         789            844
                                                      -----------    ------------
    Total assets . . . . . . . . . . . . . . . . . .     $32,343        $32,582
                                                      -----------    ------------
                                                      -----------    ------------

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .      $2,859         $2,804
  Accrued payroll. . . . . . . . . . . . . . . . . .       1,659          1,684
  Other accrued expenses . . . . . . . . . . . . . .       1,341            991
  Deferred revenue . . . . . . . . . . . . . . . . .       3,079          2,797
  Current portion of long-term obligations . . . . .        ----             15
                                                      -----------    ------------
    Total current liabilities. . . . . . . . . . . .       8,938          8,291

Shareholders' equity:
  Preferred stock, par value $.01
    Authorized - 5,000,000 shares. . . . . . . . . .        ----           ----
  Common stock, par value $.01
    Authorized - 25,000,000 shares
    Issued - 6,860,000 and 6,827,000 shares at
    June 30, 1998 and December 31, 1997,
    respectively . . . . . . . . . . . . . . . . . .      26,171         26,387
  Cumulative translation adjustment. . . . . . . . .      (1,039)          (869)
  Accumulated deficit. . . . . . . . . . . . . . . .      (1,727)        (1,227)
                                                      -----------    ------------
    Total shareholders' equity . . . . . . . . . . . .    23,405         24,291
                                                      -----------    ------------
    Total liabilities and shareholders' equity . . . .   $32,343        $32,582
                                                      -----------    ------------
                                                      -----------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                         1998           1997
                                                                      ----------     ----------
                                                                            (IN THOUSANDS)
                                                                              (UNAUDITED)
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .          ($501)          $689
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .          601            567
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .       (1,587)           462
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          181           (307)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          647             84
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          (43)            30
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .          267            153
  Accounts payable and accrued expenses. . . . . . . . . . . . . .          380           (313)
                                                                      ----------     ----------
    Net cash provided by operating activities. . . . . . . . . . .          (55)         1,365

Cash flows from investing activities:
  Purchase of short-term investments . . . . . . . . . . . . . . .          336            (35)
  Property and equipment additions . . . . . . . . . . . . . . . .         (553)        (1,052)
                                                                      ----------     ----------
    Net cash used in investing activities. . . . . . . . . . . . .         (217)        (1,087)

Cash flows from financing activities:
  Stock options exercised. . . . . . . . . . . . . . . . . . . . .          111            136
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . .         (327)          ----
  Repayment of long-term obligations . . . . . . . . . . . . . . .         ----            (15)
                                                                      ----------     ----------
    Net cash provided by financing activities. . . . . . . . . . .         (216)           121

Effects of foreign exchange rate changes on cash . . . . . . . .           (170)           (36)
                                                                      ----------     ----------
Increase (decrease) in cash and cash equivalents . . . . . . . .           (658)           363
Cash and cash equivalents at beginning of period . . . . . . . .          6,336          7,208
                                                                      ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . .         $5,678         $7,571
                                                                      ----------     ----------
                                                                      ----------     ----------
Supplemental disclosures of cash paid:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ----             $8
  Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         ----           $582

The accompanying notes are an integral part of these consolidated financial statements.

                          APPLIED MICROSYSTEMS CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements for the six month period ended June 30, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2.   COMPUTATION OF EARNINGS (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share. In addition, the Securities and Exchange Commission (SEC) previously had requirements for common and common stock equivalent shares issued during the 12-month period prior to filing of an initial public offering to be included in the calculation of earnings per share as if they were outstanding for all periods presented using the treasury stock method assuming the initial public offering price. In 1998, the SEC issued new requirements for dilutive common stock equivalent shares. All earnings (loss) per share amounts for all periods have been presented to conform with FAS 128 and the new SEC requirements.

3.   COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adaptation of this Statement has no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustments, which are reported separately in shareholders' equity to be included in other comprehensive income.

     During the second quarter of 1998 and 1997, total comprehensive loss and income, respectively, amounted to $22,000 and $922,000. For the first six months of 1998 and 1997, total comprehensive loss and income, respectively, amounted to $671,000 and $654,000.

4.   SOFTWARE REVENUE RECOGNITION

     As of January 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material.

5.   INCOME (LOSS) PER SHARE

                                                       THREE MONTHS ENDED JUNE 30,
                                                             1998       1997
                                                       ------------  -------------
(in thousands, except per share amount)
Numerator:
   Numerator for basic and diluted income per share -
   net income. . . . . . . . . . . . . . . . . . . . . .       $58       $647
                                                       ------------  -------------
                                                       ------------  -------------
Denominator:
   Denominator for basic income per share - weighted
   average common shares . . . . . . . . . . . . . . . .     6,914      6,772
   Effect of dilutive securities:
   Stock options based on the treasury
   stock method using average market price . . . . . . .       199        487
                                                       ------------  -------------
                                                       ------------  -------------
   Denominator for diluted income per share. . . . . . .     7,113      7,259
                                                       ------------  -------------
                                                       ------------  -------------
Basic income per share . . . . . . . . . . . . . . . . .     $0.01      $0.10
                                                       ------------  -------------
                                                       ------------  -------------
Diluted income per share . . . . . . . . . . . . . . . .     $0.01      $0.09
                                                       ------------  -------------
                                                       ------------  -------------

                                                        SIX MONTHS ENDED JUNE 30,
                                                             1998       1997
                                                       ------------  -------------
(in thousands, except per share amount)
Numerator:
   Numerator for basic and diluted income per share -
   net income (loss).  . . . . . . . . . . . . . . . . .     ($501)      $689
                                                       ------------  -------------
                                                       ------------  -------------
Denominator:
   Denominator for basic income per share - weighted
   average common shares . . . . . . . . . . . . . . . .     6,897      6,765
   Effect of dilutive securities:
   Stock options and warrants based on the treasury
   stock method using average market price . . . . . . .      ----        452
                                                       ------------  -------------
                                                       ------------  -------------
   Denominator for diluted income per share. . . . . . .     6,897      7,217
                                                       ------------  -------------
                                                       ------------  -------------
Basic income (loss) per share. . . . . . . . . . . . . .    ($0.07)     $0.10
                                                       ------------  -------------
                                                       ------------  -------------
Diluted income (loss) per share. . . . . . . . . . . . .    ($0.07)     $0.10
                                                       ------------  -------------
                                                       ------------  -------------

For the six months ended June 30, 1998, the effect of outstanding options and warrants have been excluded from the diluted calculation because they are antidilutive.

6.    INVENTORIES

Inventories consist of:

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                          --------  ------------
                                                              (IN THOUSANDS)

Finished goods . . . . . . . . . . . . . . . . . . . . .    $1,440     $1,303
Work in process. . . . . . . . . . . . . . . . . . . . .        74        157
Purchased parts. . . . . . . . . . . . . . . . . . . . .     1,770      2,005
                                                            ------     ------
                                                            $3,284     $3,465
                                                            ------     ------
                                                            ------     ------

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

                                                               Percent of          Period-to-Period
                                                               Net Sales           Percentage Change
                                                           ---------------------   ------------------
                                                            Three months Ended     Three months Ended
                                                                 June 30,            June 30, 1998
                                                            1998           1997     Compared to 1997
                                                           ------         ------   ------------------
Net sales. . . . . . . . . . . . . . . . . . . . .         100.0%         100.0%          (8.5%)
Cost of sales. . . . . . . . . . . . . . . . . . .          25.4           27.0          (13.8)
                                                           ------         ------
Gross profit . . . . . . . . . . . . . . . . . . .          74.6           73.0           (6.6)

Operating expenses:
   Sales, general and administrative . . . . . . .          48.2           46.0           (4.1)
   Research and development. . . . . . . . . . . .          28.2           21.0           22.8
                                                           ------         ------
Total operating expenses . . . . . . . . . . . . .          76.4           67.0            4.3
                                                           ------         ------
Loss from operations . . . . . . . . . . . . . . .          (1.8)           6.0         (128.3)

Interest income and other. . . . . . . . . . . . .           2.4            1.7           35.9
Interest expense . . . . . . . . . . . . . . . . .          ----           ----           ----
                                                           ------         ------
Income (loss) before income taxes. . . . . . . . .           0.6            7.7          (92.4)
Income taxes . . . . . . . . . . . . . . . . . . .          ----            1.2           ----
                                                           ------         ------
Net income (loss). . . . . . . . . . . . . . . . .           0.6%           6.5%         (91.0%)
                                                           ------         ------
                                                           ------         ------

                                                               Percent of          Period-to-Period
                                                               Net Sales           Percentage Change
                                                           ---------------------   ------------------
                                                            Six months Ended       Six months Ended
                                                                 June 30,            June 30, 1998
                                                            1998           1997     Compared to 1997
                                                           ------         ------   ------------------
Net sales. . . . . . . . . . . . . . . . . . . . .         100.0%         100.0%          (7.9%)
Cost of sales. . . . . . . . . . . . . . . . . . .          26.6           27.3          (10.0)
                                                           ------         ------
Gross profit . . . . . . . . . . . . . . . . . . .          73.4           72.7           (7.2)

Operating expenses:
   Sales, general and administrative . . . . . . .          50.3           47.4           (2.3)
   Research and development. . . . . . . . . . . .          28.3           22.7           15.0
                                                           ------         ------
Total operating expenses . . . . . . . . . . . . .          78.6           70.1            3.3
                                                           ------         ------
Loss from operations . . . . . . . . . . . . . . .          (5.2)           2.6         (284.8)

Interest income and other. . . . . . . . . . . . .           2.3            1.7           27.5
Interest expense . . . . . . . . . . . . . . . . .          ----           ----           ----
                                                           ------         ------
Income (loss) before income taxes. . . . . . . . .          (2.9)           4.3           ----
Income taxes . . . . . . . . . . . . . . . . . . .          ----            0.7           ----
                                                           ------         ------
Net income (loss). . . . . . . . . . . . . . . . .          (2.9%)          3.6%          ----
                                                           ------         ------
                                                           ------         ------

NET SALES

     Net sales decreased by 8.5% to $9.2 million from $10.0 million for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998, revenue decreased by 7.9% to $17.4 million from $18.9 million for the same period of 1997. These decreases were primarily attributable to the reduction in unit sales of higher priced debug tools directly related to the Asian financial crisis, particularly in Japan, and to a lesser extent currency exchange rate fluctuations affecting international sales. The decreases were partially offset by an increase in unit sales and average selling price of the CodeTEST-TM- solutions, an increase in low cost debug patent license fees and an increase in the average selling price of low cost debug solutions. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing solutions and support service revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 4.2% and 5.8% over the prior three month and six month periods, respectively, and increased as a percentage of sales to 12.8% from 11.2% of net sales for the quarters ended June 30, 1998 and 1997, respectively, and to 13.4% from 11.7% of net sales for the six months ended June 30, 1998 and 1997, respectively. The increases in product support revenue as a percentage of net sales is due to the continued pro rata recognition of revenue from product support contracts entered into in prior periods, in combination with a decrease in product sales revenue compared to prior periods.

     International sales expressed in U.S. dollars decreased by 28.4% for the quarter ended June 30, 1998 over the comparable period of 1997, to 38.8% of net sales as compared to 49.6% of net sales in the prior comparable quarter. For the six months ending June 30, 1998, international sales decreased 19.1% over the same period in 1997, representing 43.7% of the total sales versus 49.7% in the prior comparable period. The reduction in international sales as expressed in U.S. dollars is primarily attributable to the Asian financial crisis that resulted in a decreases in unit sales and average selling price in Japan and the other Pacific Rim nations and to a lesser extent, currency exchange rates. The decreases were partially offset by unit sales increases in Europe. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, overall sales would have decreased
4.0 percentage points for the quarter ended June 30, 1998 and decreased 3.2 percentage points for the six months ended June 30, 1998. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

     The Company's gross profit decreased to $6.8 million, or 74.6% of net sales, from $7.3 million, or 73.0% of net sales, in the quarters ended June 30, 1998 and 1997, respectively. For the six months ending June 30, 1998, the Company's gross profit decreased to $12.8 million from $13.8 million in the prior comparable period, representing 73.4% and 72.7% of net sales, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in net sales of the higher margin CodeTEST solution and an increase in low cost debug patent licenses and other contract licenses that had nominal costs and an increase in net sales of low cost debug solutions. These were partially offset by lower manufacturing throughput over which to spread fixed manufacturing overhead costs and to a lesser extent due to declines in sales revenue due to unfavorable currency exchange rate fluctuations. The company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent licenses and variances in throughput and related absorption of factory overhead costs.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses were $4.4 million or 48.2% of net sales, and $4.6 million, or 46.0% of net sales, for the quarters ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, sales, general and administrative expenses were $8.8 million or 50.3% of net sales, and $9.0 million or 47.4% of net sales, respectively. The dollar amount decreases between comparable periods were primarily attributable to reduction in business taxes, compensation related expenses and recruiting costs, and equipment leases which were partially offset by increased contract labor, professional fees and demonstration expenses in connection with the company's expansion of its sales and marketing efforts. The percentage increase between comparable periods was primarily attributable to lower revenues for the quarter ending June 30, 1998. Sales are difficult to predict and the majority occur late in the quarter, at which time budgeted expenditures are already committed. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses were $2.6 million, or 28.2% of net sales, and $2.1 million, or 21.0% of net sales, for the quarters ended June 30, 1998 and 1997, respectively. For the six month periods ending June 30, 1998 and June 30 1997, research and development expenses were $4.9 million, or 28.3% of net sales, and $4.3 million, or 22.7% of net sales, respectively. The 22.8% increase in the dollar amount between comparable periods was primarily attributable to an increase in contract labor, headcount and compensation related expenses which was partially offset by a reduction in hardware prototyping costs and equipment leases. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new product and market directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

     The Company's interest (net) and other income increased by $60,000 between the comparable three month periods and $91,000 between the comparable six month periods due primarily to an increase in marketable securities generated from operations and a one time interest payment for settlement of a business tax refund.

TAXES

     The Company's estimated annualized effective tax rate was reduced from 15% to 0% due to loss carryforwards and credits for the quarter ending June 30, 1998. A full valuation allowance has been provided for all deferred tax assets, including net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $3.3 million to purchase capital equipment, $2.5 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $6.7 million have been invested in short term commercial and government paper and money market funds. For the six months ended June 30, 1998 and 1997, the Company used $55,000 and generated $1.4 million, respectively, of cash from operations, and utilized $217,000 and $1.1 million, respectively, of cash for purchases of short-term investments and equipment. As of June 30, 1998, the Company had working capital of $19.7 million, including $15.7 million of cash, cash equivalents and short-term investments

     The Company believes that it's existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, continuation of Asian financial crisis, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, and other risks set forth in the Company's filings with the Securities and Exchange Commission, including its annual report for the year ended December 31, 1997 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

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

PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 22, 1998. The following matters were voted upon by the shareholders with the following results:

     (1) The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal: Robert L. Deinhammer, Elwood D. Howse, Jr, Anthony Miadich, and Paul N. Risinger.

          The number of votes cast for or withheld for each director nominee was as follows:

               Nominee                          For           Withheld
               -------                          ---           --------
               Robert L. Deinhammer           6,155,193        220,022

               Elwood D. Howse, Jr.           6,156,948        218,267

               Anthony Miadich                6,155,493        219,722

               Paul N. Risinger               6,159,918        218,297

     (2) The shareholders voted 3,606,090 shares in the affirmative, 503,661 shares in the negative, 31,570 abstained , 2,233,894 broker non-votes and 543,169 other unvoted to amend the existing Applied Microsystems Corporation 1992 Performance Stock Plan (the "1992 Plan"), as amended, to increase the number of shares issuable thereunder from 2,175,317 shares to 2,575,317 shares.

     (3) The shareholders voted 6,311,292 shares in the affirmative and 46,620 shares in the negative to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's year ending December 31, 1998.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (A)  The following exhibits are filed as part of this report.

          None.

     (B)  Report on Form 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on August 7, 1998.

                              APPLIED MICROSYSTEMS CORPORATION
                              (Registrant)

                              By    /s/   A. James Beach
                                 --------------------------
                                    A. James Beach
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                    SECRETARY AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)