Form 10-Q
period 1998-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1998-11-16
CIK 1000787

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                             ----------------------
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-26778

                               ----------------------

                        APPLIED MICROSYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------------

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

                               ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 6,664,679 shares outstanding as of October 31, 1998

     This report including exhibits consists of 15 pages.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        APPLIED MICROSYSTEMS CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the quarter and nine months ended September 30, 1998 and 1997 ...........................3

          Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997 ..................................................4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997 ........................................5

          Notes to Consolidated Financial Statements .........................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................8


PART II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................14

          Signatures.........................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                 --------------------------------    --------------------------------
                                                     1998              1997              1998              1997
                                                 --------------    --------------    --------------    --------------
                                                              (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                             (UNAUDITED)

Net sales ......................................       $  9,957          $ 10,758          $ 27,365          $ 29,669
Cost of sales ..................................          2,525             2,861             7,163             8,015
                                                      ---------          --------         ---------           -------
Gross profit ...................................          7,432             7,897            20,202            21,654

Operating expenses:
     Sales, general and administrative .........          4,825             4,870            13,584            13,838
     Research and development ..................          2,659             2,010             7,592             6,300
                                                      ---------          --------         ---------           -------
Total operating expenses .......................          7,484             6,880            21,176            20,138
                                                      ---------          --------         ---------           -------
Income (loss) from operations ..................            (52)            1,017              (974)            1,516

Interest income and other ......................            184               178               606               509
Interest expense ...............................             --                (3)               (1)              (11)
                                                      ---------          --------         ---------           -------
Income (loss) before income taxes ..............            132             1,192              (369)            2,014
Income taxes ...................................             19               180                19               313
                                                      ---------          --------         ---------           -------
Net income (loss) ..............................      $     113          $  1,012         ($    388)          $ 1,701
                                                      ---------          --------         ---------           -------
                                                      ---------          --------         ---------           -------
Basic income (loss) per share ..................      $    0.02          $   0.15         ($   0.06)          $  0.25
Shares used in basic per share calculation......          6,789             6,798             6,861             6,768

Diluted income (loss) per share ................      $    0.02          $   0.14         ($   0.06)          $  0.23
Shares used in diluted per share calculation ...          6,983             7,393             6,861             7,273


  The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1998              1997
                                                                        -------------    --------------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents ..........................................   $ 4,360         $ 6,336
     Short term investments .............................................    11,143          10,345
     Accounts receivable ................................................     9,995           7,741
     Inventories ........................................................     3,337           3,465
     Prepaid and other current assets ...................................       406             951
                                                                            -------         -------
         Total current assets ...........................................    29,241          28,838

Property and equipment, net .............................................     2,957           2,900
Other assets ............................................................       952             844
                                                                            -------         -------
         Total assets ...................................................   $33,150         $32,582
                                                                            -------         -------
                                                                            -------         -------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...................................................   $ 2,882         $ 2,804
     Accrued payroll ....................................................     2,251           1,684
     Other accrued expenses .............................................     1,510             991
     Deferred revenue ...................................................     3,413           2,797
     Current portion of long-term obligations ...........................        --              15
                                                                            -------         -------
         Total current liabilities ......................................    10,056           8,291

Shareholders' equity:
     Preferred stock, par value $.01
         Authorized - 5,000,000 shares ..................................        --              --
     Common stock, par value $.01
         Authorized - 25,000,000 shares
         Issued - 6,670,000 and 6,827,000 shares at September 30,
         1998 and December 31, 1997, respectively .......................    25,443          26,387
     Cumulative translation adjustment ..................................      (734)           (869)
     Accumulated deficit ................................................    (1,615)         (1,227)
                                                                            -------         -------
         Total shareholders' equity .....................................    23,094          24,291
                                                                            -------         -------
         Total liabilities and shareholders' equity .....................   $33,150         $32,582
                                                                            -------         -------
                                                                            -------         -------

          The accompanying notes are an integral part of these consolidated financial statements.

                                    APPLIED MICROSYSTEMS CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1998             1997
                                                                        --------------   --------------
                                                                                 (IN THOUSANDS)
                                                                                   (UNAUDITED)
Cash flows from operating activities:
Net income (loss) .......................................................   ($  388)        $ 1,701
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ......................................       901             858
Changes in operating assets and liabilities:
     Accounts receivable ................................................    (2,254)            229
     Inventories ........................................................       128            (217)
     Prepaid expenses ...................................................       545             231
     Other assets .......................................................      (247)           (133)
     Deferred revenue ...................................................       616             332
     Accounts payable and accrued expenses ..............................     1,164             (97)
                                                                            -------         -------
         Net cash provided by operating activities ......................       465           2,904

Cash flows from investing activities:
     Purchase of short-term investments .................................      (798)         (2,773)
     Property and equipment additions ...................................      (819)         (1,201)
                                                                            -------         -------
         Net cash used in investing activities ..........................    (1,617)         (3,974)

Cash flows from financing activities:
     Sale of common stock to employees ..................................       145             186
     Stock options exercised ............................................        10              12
     Purchase of treasury stock .........................................    (1,099)             --
     Repayment of long-term obligations .................................       (15)            (39)
                                                                            -------         -------
         Net cash provided by (used in) financing activities ............      (959)            159

Effects of foreign exchange rate changes on cash ........................       135            (170)
                                                                            -------         -------
Decrease in cash and cash equivalents ...................................    (1,976)         (1,081)
Cash and cash equivalents at beginning of period ........................     6,336           7,208
                                                                            -------         -------
Cash and cash equivalents at end of period ..............................   $ 4,360         $ 6,127
                                                                            -------         -------
                                                                            -------         -------
Supplemental disclosures of cash paid (received):
     Interest ...........................................................   $     0         $    11
     Income Taxes .......................................................   ($   19)        $   729

           The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements for the nine month period ended September 30, 1998 and 1997 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1997 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report to Shareholders. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

     During the third quarter of 1998 and 1997, total comprehensive income amounted to $417,000 and $877,000. For the first nine months of 1998 and 1997, total comprehensive loss and income, respectively, amounted to ($253,000) and $1.5 million.

4.   SOFTWARE REVENUE RECOGNITION

     As of January 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, which was effective for transactions that the Company entered into in 1998. Prior years were not restated. The effect of adopting SOP 97-2 was not material.

5.   INCOME (LOSS) PER SHARE

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                 1998                 1997
                                                             -----------           -----------
(in thousands, except per share amount)
Numerator:
    Numerator for basic and diluted income per share -
      net income ...........................................   $  113                $1,012
                                                             -----------           -----------
                                                             -----------           -----------
Denominator:
    Denominator for basic income per share - weighted
      average common shares ................................    6,789                 6,798
    Effect of dilutive securities:
    Stock options based on the treasury
      stock method using average market price ..............      194                   595
                                                             -----------           -----------
    Denominator for diluted income per share ...............    6,983                 7,393
                                                             -----------           -----------
                                                             -----------           -----------
Basic income per share .....................................   $ 0.02                $ 0.15
                                                             -----------           -----------
                                                             -----------           -----------
Diluted income per share ...................................   $ 0.02                $ 0.14
                                                             -----------           -----------
                                                             -----------           -----------

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1998               1997
                                                             ------------       ------------
(in thousands, except per share amount)
Numerator:
    Numerator for basic and diluted income per share -
      net income(loss) .....................................    ($ 388)            $1,701
                                                             ------------       ------------
                                                             ------------       ------------
Denominator:
    Denominator for basic income per share - weighted
      average common shares ................................     6,861              6,768
    Effect of dilutive securities:
    Stock options and warrants based on the treasury
      stock method using average market price ..............        --                505
                                                             ------------       ------------
    Denominator for diluted income per share ...............     6,861              7,273
                                                             ------------       ------------
                                                             ------------       ------------
Basic income (loss) per share ..............................    ($0.06)            $ 0.25
                                                             ------------       ------------
                                                             ------------       ------------
Diluted income (loss) per share ............................    ($0.06)            $ 0.23
                                                             ------------       ------------
                                                             ------------       ------------

For the nine months ended September 30, 1998, the effect of outstanding options and warrants have been excluded from the diluted calculation because they are antidilutive.

6.   INVENTORIES

Inventories consist of:

                            SEPTEMBER 30,   DECEMBER 31,
                               1998            1997
                            ------------    ------------
                                    (IN THOUSANDS)
Finished goods ...........    $1,427          $1,303
Work in process ..........        82             157
Purchased parts ..........     1,828           2,005
                            ------------    ------------
                              $3,337          $3,465
                            ------------    ------------
                            ------------    ------------

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

                                                      Percent of            Period-to-Period
                                                       Net Sales            Percentage Change
                                                -------------------------  --------------------
                                                  Three months Ended        Three months Ended
                                                     September 30,          September 30, 1998
                                                   1998             1997     Compared to 1997
                                                -------           -------  --------------------
Net sales ....................................    100.0%           100.0%           (7.4%)
Cost of sales ................................     25.4             26.6           (11.7)
                                                --------          -------
Gross profit .................................     74.6             73.4            (5.9)

Operating expenses:
     Sales, general and administrative .......     48.4             45.3            (0.9)
     Research and development ................     26.7             18.7            32.3
                                                --------          -------
Total operating expenses .....................     75.1             64.0             8.8
                                                --------          -------
Loss from operations .........................     (0.5)             9.4          (105.1)

Interest income and other ....................      1.8              1.7             3.4
Interest expense .............................       --               --              --
                                                --------          -------
Income (loss) before income taxes ............      1.3             11.1           (88.9)
Income taxes .................................       .2              1.7           (89.4)
                                                --------          -------
Net income ...................................      1.1%             9.4%          (88.8%)
                                                --------          -------
                                                --------          -------

                                                    PERCENT OF                    PERIOD-TO-PERIOD
                                                     NET SALES                    PERCENTAGE CHANGE
                                          --------------------------------    --------------------------
                                                 NINE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30, 1998
                                              1998              1997              COMPARED TO 1997
                                          -------------      -------------    --------------------------

Net sales ...............................    100.0%             100.0%                   (7.8%)
Cost of sales ...........................     26.2               27.0                   (10.6)
                                          -------------      -------------
Gross profit ............................     73.8               73.0                    (6.7)

Operating expenses:
     Sales, general and administrative ..     49.6               46.6                    (1.8)
     Research and development ...........     27.7               21.2                    20.5
                                          -------------      -------------
Total operating expenses ................     77.3               67.8                     5.2
                                          -------------      -------------
Loss from operations ....................     (3.5)               5.2                  (164.2)

Interest income and other ...............      2.2                1.6                    19.1
Interest expense ........................       --                 --                      --
                                          -------------      -------------
Income (loss) before income taxes .......     (1.3)               6.8                      --
Income taxes ............................      0.1                1.1                      --
                                          -------------      -------------
Net income (loss) .......................     (1.4%)              5.7%                     --
                                          -------------      -------------
                                          -------------      -------------

NET SALES

     Net sales decreased by 7.4% to $10.0 million from $10.8 million for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998, revenue decreased by 7.8% to $27.4 million from $29.7 million for the same period of 1997. These decreases were primarily attributable to the reduction in unit sales of higher priced debug solutions, and to a lesser extent currency exchange rate fluctuations affecting international sales. The decreases were partially offset by an increase in unit sales of the low cost debug solutions and to a lesser extent, consulting services. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing solutions and support and consulting service revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues decreased by 6.3% over the prior year's three months but increased as a percentage of sales to 11.4% from 11.2%. The revenue decrease relates to reduced revenue levels in prior quarters that the associated service contracts are sold against, but recognized ratably over the life of each maintenance contract, typically 12 months. Product support revenues increased by 1.5% and increased as a percentage of sales to 12.7% from 11.5% over the prior years nine months. The increases in product support revenue as a percentage of net sales is due primarily to the continued pro rata recognition of revenue from product support contracts entered into in prior periods, in combination with a decrease in product sales revenue compared to prior periods.

     International sales expressed in U.S. dollars decreased by 30.5% for the quarter ended September 30, 1998 over the comparable period of 1997, to 42.2% of net sales as compared to 56.2% of net sales in the prior comparable quarter. For the nine months ending September 30, 1998, international sales decreased 23.6% over the same period in 1997, representing 43.2% of the total sales versus 52.1% in the prior comparable period. The reduction in international revenues as expressed in U.S. dollars is primarily attributable to the Asian financial crisis that resulted in decreases in unit sales and average selling price in Japan and other Pacific Rim nations and currency exchange rates, and to a lesser extent, decreases in units sales in Europe. The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, overall company sales would have decreased 4.3 percentage points for the quarter ended September 30, 1998 and decreased 3.6 percentage points for the nine months ended September 30, 1998. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

     The Company's gross profit decreased to $7.4 million, or 74.6% of net sales, from $7.9 million, or 73.4% of net sales, in the quarters ended September 30, 1998 and 1997, respectively. For the nine months ending September 30, 1998, the Company's gross profit decreased to $20.2 million from $21.7 million in the prior comparable period, representing 73.8% and 73.0% of net sales, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in net sales of the higher margin low cost debug solutions, decrease in third party royalty fees and an increase in patent and software licenses that had nominal costs. These were partially offset by lower unit production over which to spread fixed manufacturing overhead costs and to a lesser extent due to declines in sales revenue due to unfavorable currency exchange rate fluctuations. The company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent licenses and variances in volume and related absorption of factory overhead costs.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses were $4.8 million or 48.4% of net sales, and $4.9 million, or 45.3% of net sales, for the quarters ended September 30, 1998 and 1997, respectively. For the nine month periods ended September 30, 1998 and 1997, sales, general and administrative expenses were $13.6 million or 49.6% of net sales, and $13.8 million or 46.6% of net sales, respectively. The dollar amount decreases between comparable periods were primarily attributable to reduction in foreign currency exchange losses and promotional expenses, which were partially offset by increased compensation related expense in connection with the company's expansion of its sales and marketing efforts. The percentage increase between comparable periods was primarily attributable to lower revenues for the quarter ending September 30, 1998. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses were $2.7 million, or 26.7% of net sales, and $2.0 million, or 18.7% of net sales, for the quarters ended September 30, 1998 and 1997, respectively. For the nine month periods ending September 30, 1998 and September 30 1997, research and development expenses were $7.6 million, or 27.7% of net sales, and $6.3 million, or 21.2% of net sales, respectively. The increase in the dollar amount between comparable periods was primarily attributable to an increase in contract labor, headcount and compensation related expenses which was partially offset by a reduction in recruiting costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new product and market directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

OTHER

     The Company's interest (net) and other income increased by $9,000 between the comparable three month periods and $107,000 between the comparable nine month periods due primarily to an increase in marketable securities generated from operations and a one time interest payment for settlement of a business tax refund.

TAXES

     The Company's estimated annualized effective tax rate has been reduced from 15% in 1997 to 0% in 1998. The company anticipates that, for tax purposes, deductible temporary differences will result in a loss for the year and accordingly no current tax liability. A full valuation allowance has been provided for all deferred tax assets, including net operating loss carryforwards. (See Note 7 of "Notes to Consolidated Financial Statements" included in the Company's 1997 Annual Report to Shareholders.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities, new technologies and potential company or product line acquisitions. Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $3.5 million to purchase capital equipment, $2.4 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $6.6 million have been invested in short term commercial and government paper and money market funds. For the nine months ended September 30, 1998 and 1997, the Company generated $465,000 and $2.9 million, respectively, of cash from operations, and utilized $1.6 million and $4.0 million, respectively, of cash for purchases of short-term investments and equipment. As of September 30, 1998, the Company had working capital of $19.2 million, including $15.5 million of cash, cash equivalents and short-term investments.

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

IMPACT OF  YEAR 2000

The Company is taking steps to evaluate and minimize the risk presented by the potential impact of the Year 2000 issue. The Company formed a committee to conduct an assessment of the Company's preparedness for the Year 2000, as well as the preparedness of third parties relevant to the Company's business. The assessment consists of five phases: Awareness, which consist of making Company personnel, and those at third parties, aware of the Year 2000 issue; Inventory, which consist of identifying the Company's operations or systems which are Year 2000 sensitive; Analysis, which consists of determining whether sensitive areas will in fact be adversely impacted by Year 2000 issues; Remediation, which consists of addressing potential Year 2000 issues; and Contingency Planning, which consists of developing strategies for those areas where remediation may not be effective or practicable. In conducting its assessment, the committee evaluated the Company's internal information system, the engineering and product development software, the Company's hardware, and general facilities infrastructure. The assessment has been completed for the Company's information system and general facilities infrastructure. The Company has completed the awareness and inventory phases with respect to other systems, and believes it will have completed the analysis phase by the end of November, 1998. Based on results of analysis conducted to date, the Company believes the remediation phase will be completed prior to December, 1998. The Company anticipates that it will complete its contingency planning within 2 months after completing the other phases of its assessment.

The Company's business operations information system was upgraded in the standard course of systems maintenance early in 1998. The current version has been certified by Oracle to be Year 2000 compliant. The Company is currently in the analysis phase with respect to its assessments of its own product. The Company believes it will have completed the analysis and remediation by March, 1999.

The Company estimates that it has expended approximately $100,000 in assessing and re-mediating internal Year 2000 issues, in addition to those upgrades that have been made as part standard system maintenance. The Company does not believe that is assessment and remediation activities have resulted in any material delay or deferral of systems maintenance or upgrades. The Company believes the additional aggregate costs of its internal assessment and upgrade, other than those implemented in the course of normal maintenance and equipment upgrades, will not exceed $150,000, to be expended over the next two to three quarters.

At this point, the Company cannot predict the effect of the Year 2000 problem on its suppliers or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that critical systems of vendors, suppliers, or other third parties are not Year 2000 compliant and have a material adverse effect on the Company. The Company expects to develop such contingency plan by March, 1999. If any of the Company's critical systems are not in fact Year 2000 compliant, or if preventive and/or corrective actions by those entities with whom the Company does business are not made in a timely matter, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and result of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, continuation of Asian financial crisis, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, level of compliance with Year 2000 issues by the Company and third parties and other risks set forth in the Company's filings with the Securities and Exchange Commission, including its annual report for the year ended December 31, 1997 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

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

               None.

          (B)  Report on Form 8-K

               The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on November 6, 1998.

                                   APPLIED MICROSYSTEMS CORPORATION
                                   (Registrant)

                                   By /s/ A. James Beach
                                      ------------------
                                      A. James Beach
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                      SECRETARY AND TREASURER
                                      (PRINCIPAL FINANCIAL AND ACCOUNTING
                                      OFFICER)