Form 10-K
period 1998-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1999-03-31
CIK 1000787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                             ----------------------

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1998

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


                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K. (1)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 6,680,688 shares outstanding as of March 19, 1999

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 19, 1999, as reported on NASDAQ, was $10,786,791. (1)

       (1) Excludes shares held of record on that date by directors, officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 1999 Annual Meeting of Stockholders to be held on May 25, 1999, are incorporated by reference into Part III of this Report.

         This report including exhibits consists of 50 pages. The exhibit index appears on page 46.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                               PAGE


PART I.

ITEM 1.       Business............................................................................................1

ITEM 2.       Properties.........................................................................................11

ITEM 3.       Legal Proceedings..................................................................................11

ITEM 4.       Submission of Matters to a Vote of Security Holders................................................11

ITEM 4A.      Executive Officers of the Registrant...............................................................11


PART II.

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................13

ITEM 6.       Selected Financial Data............................................................................14

ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................................14

ITEM 7A.      Qualitative and Quantitative Disclosures about Market Risk.........................................21

ITEM 8.       Financial Statements and Supplementary Data........................................................22

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................................42


PART III.

ITEM 10.      Directors and Executive Officers of the Registrant.................................................42

ITEM 11.      Executive Compensation.............................................................................42

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.....................................42

ITEM 13.      Certain Relationships and Related Transactions.....................................................42


PART IV.

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................43

                                     PART I


ITEM 1.           BUSINESS

OVERVIEW

         Applied Microsystems Corporation is a leader and innovator in embedded systems solutions. Applied develops, markets and supports a comprehensive suite of software and hardware enhanced development and test tools and engineering services for the development of complex embedded microprocessor based applications. Embedded systems are used extensively in industries such as avionics, internetworking, telecommunications, computer peripherals, office products, medical instrumentation and industrial process control, as well as in consumer markets such as the automotive and entertainment industries. Embedded systems are found in a wide variety of products, including automotive braking systems, hospital patient monitors, airplane flight control systems, modems and facsimile machines, set-top boxes, cellular telephones, automated teller machines and video games.

         Applied's solutions enhance manufacturers' productivity which improves their product's "time-to-market". Applied does this by providing a set of solutions that are useful throughout a product's lifecycle. Applied's debug solutions assist customers with the development of software and the integration of software and hardware in creating the embedded product. These tools include low-cost solutions, such as CodeTAP-Registered Trademark- and NetROM-TM- tools, and full-featured tools such as our patented, compact SuperTAP-TM- emulator. Applied's CodeTEST-Registered Trademark- optimization and test solutions give customers a way to enhance the performance and quality of their designs. Rapid Evaluation and Development Solutions integrate all the main components of a productive development environment: software tools, board support packages and intellectual property, operating on a reference hardware platform for quick prototyping. Applied's consulting services group provides customers with solutions to fit their unique development environment, toolchain and real time operating systems as well as actual design services.

         Applied distributes its solutions through a network of direct sales and service offices located in the United States, Japan, and Europe, and distributors throughout the rest of the world. A sampling of Applied's customers include Alcatel, Ascend, Boeing, Cabletron, Canon, Cisco, DSC Communications, Eastman Kodak, Fujitsu, General Instruments, Hewlett Packard, Hitachi, Honeywell, IBM, International Games Technology, Lucent, Matsushita, Mitsubishi, Motorola, NEC, Newbridge, Nortel, NTT, OKI Electric, Panasonic, Qualcomm, Ricoh, Rockwell, Samsung, Siemens, Storage Technology, Tellabs, Toshiba, and Xerox.

         Applied was incorporated in Washington in 1979 and is headquartered at 5020 148th Avenue. NE, Redmond, Washington. The Company is ISO 9002 certified. For more information, visit Applied's home page on the World Wide Web: http://www.amc.com.


BACKGROUND

         Manufacturers worldwide are making increasing use of embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products. Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Embedded systems generally include an embedded microprocessor (often referred to as a microcontroller or MCU), a read-only memory ("ROM"), real-time operating system ("RTOS") software and custom software to implement assigned applications. Embedded systems are used extensively in industries such as avionics, internetworking, telecommunications, computer peripherals, office products, medical instrumentation and industrial process control, as well as in consumer markets such as the automotive and entertainment industries. For example, cellular telephone switching systems use embedded systems to coordinate the routing and connection of thousands of simultaneous calls as users move from cell to cell. Use of embedded systems is now widespread among manufacturers of a wide variety of products, including automotive braking systems, hospital patient monitors, airplane flight control systems, modems and facsimile machines, set-top boxes, cellular telephones, automated teller machines and video games.

         Manufacturers are faced with an expanding competitive market that requires them to bring ever increasing complex products to market faster and at reduced costs. As the computing power of embedded microprocessors has grown and moved toward 32-bit architectures, and as unit prices for embedded microprocessors have declined, manufacturers have been able to incorporate vastly improved features, speed and reliability into their products at relatively low incremental cost. This additional sophistication has resulted in significantly larger and more complicated applications software and increased the challenges associated with delivering a product on schedule.

         The development of embedded systems using today's high-speed microprocessors requires the design, debugging and testing of substantial amounts of complex custom applications software ("embedded software"), which is typically written in a high-level programming language such as C or C++. As the complexity and volume of such software increases, the need to eliminate performance shortcomings, the potential for programming errors, and the difficulty of thoroughly testing the complete system all increase dramatically. As embedded systems are used increasingly in medical diagnostic equipment, avionics systems, communications and other applications where software errors may have serious consequences, the need for careful debugging and testing of embedded software increases.

         In their efforts to remain competitive, manufacturers are increasingly faced with the demands of two fundamental but conflicting pressures. As they incorporate increasing numbers of 32-bit embedded microprocessors into their products, these manufacturers must hire more software engineers, develop more embedded software, and intensify their debugging and testing efforts, all of which tend to lengthen product development cycles or increase development costs. At the same time, competitive demands for technologically superior products without corresponding cost increases and decreasing electronics product life cycles create pressures to minimize development costs and time-to-market. Applied's solutions are designed to help electronics manufacturers respond successfully to both of these conflicting demands.

PRODUCTS

         Applied provides design, debugging and testing tools and services for use principally by software engineers in the development of embedded software and associated products. Applied designs its products to support major industry segments over a broad range of 16- and 32-bit embedded microprocessors primarily manufactured by AMD, ARM, Intel, Hitachi, MIPS and Motorola. The Company's products are designed to address three distinct requirements of embedded software developers: software design and debugging, optimization and testing, and services.

         The Company's products generally enable engineers to perform debugging functions in high-level programming languages, such as C or C++, and operate on IBM-compatible personal computers or engineering workstations produced by Hewlett-Packard or Sun Microsystems. The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products (including certain of those produced by Integrated Systems, Mentor Graphics, Microsoft and Wind River Systems) and to read file format output from compatible compilers (including certain of those produced by Borland, GNU, Intel, Metrowerks and Microsoft).

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

         The Company's emulators perform four basic functions or subset thereof depending on product configuration:

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

         Applied offers a broad selection of hardware-enhanced software design and debugging tools with a variety of features and prices. The tools are accessed through a high level language debugger human interface licensed from CAD UL, Mentor Graphics, Metrowerks, or Paradigm and generally resold with the product. The market segments for these tools are broken down into low cost, feature focused products and high end, high cost products.

         The low cost, feature focused products consist of CodeTAP and SuperTAP tools that are pocket sized and provide basic to full featured capabilities; and NetROM which provides low cost target ethernet access and memory substitution. These tools support the latest generation of microprocessors primarily from Motorola (Power PC and CPU 32), Intel (Pentium and x86), Hitachi (SH), AMD (Elan and x86), ARM and MIPS. This segment represents the largest revenue category for Applied in 1998. Prices for these class of tools range from $3,000 to $20,000, depending on the model and configuration.

         The high end, high cost products consist of the EL Series and CodeICE emulators that represent previous generation technology and have a form factor similar to a desktop personal computer. These products are full featured and support older families of microprocessors from Motorola (680X0 series) and Intel (80960 series). Based upon a shift in designs to newer microprocessors, demand for these products has been in decline. Prices for these class of tools range from $15,000 to $35,000, depending on the model and configuration.

         Applied believes it will be necessary to develop additional products in 1999 to support existing and future microprocessors, as well as to continue to enhance and broaden its user-interface technology with third parties. The process of developing such additional products is subject to the challenges and uncertainties normally associated with product development, and there can be no assurance that the Company will be able to complete these development efforts successfully or in a timely manner.

SOFTWARE TESTING TOOLS

         The Company produces a line of software testing tools called CodeTEST, which are designed specifically to offer a broad range of optimization and testing capabilities to developers of embedded software. These tools are designed to measure the performance and reliability of embedded software, as well as the adequacy of the test process itself, in a minimally intrusive manner, and to present these measurements in a format designed to be understood easily by software engineers. These products are expected to be utilized by software engineers during the software development, system integration, and system test and validation phases of embedded systems development.

         CodeTEST software testing tools are designed to perform five basic functions:

          - COVERAGE ANALYSIS - Basic Block Coverage: the ability to measure the percentage of a software program's routines actually exercised by certain tests, to identify redundancies among tests, to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period, and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

          - CODETEST-ACT, ADVANCED COVERAGE TOOLS - adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage (MCDC) levels. For mandated industries like avionics, the FAA specifies test methodologies for each type of software application based on the criticality of that application. MCDC shows what conditions, as well as, what decision paths and code statements have been tested.

          - PERFORMANCE ANALYSIS - the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization, and to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

          - MEMORY ALLOCATION ANALYSIS - the ability to monitor the use of memory during software execution, and to identify likely "memory leaks" and other memory allocation errors, in order to improve programming reliability and aid in minimizing the size and cost of the embedded system's memory.

          - SOFTWARE EXECUTION TRACE - the ability to observe software functions from the source code level to the task level at any point in execution history, in order to address software performance or memory problems.

         The CodeTEST line includes six software modules sold separately (Performance, Basic Block Coverage, MCDC, Decision Coverage, Memory Analysis, Software Trace), and a separate hardware probe designed for use with a specific embedded microprocessor. CodeTEST supports the most popular 32bit microprocessors including Motorola (680X0, Power PC and CPU 32), Intel (80960, Pentium and x86), Hitachi (SH), AMD (29000, Elan and x86) and MIPS, as well as the VME Bus. Applied plans to support additional embedded microprocessors with additional releases during 1999, but there can be no assurance as to the success or timeliness of such development efforts. Prices for the Company's software testing tools range from $11,000 to $50,000, depending on the software modules purchased.

         In 1997, Applied entered into an OEM agreement with a third party developer of real time operating systems for integration of certain CodeTest modules within their integrated development environment. In 1998, Applied released and began shipping a software only version of two CodeTEST modules, basic block coverage and memory analysis, through this third party. The modules run on the embedded target within the third parties integrated development environment. Applied plans on expanding software only CodeTEST with additional module releases and distribution channels during 1999.

RAPID EVALUATION AND DEVELOPMENT SOLUTION

         In 1998, Applied began developing technology to assist manufacturers with their "time to market" challenge through the rapid evaluation and development of product prototypes. Applied has assembled through internal development, licensing and procurement, a set of solutions that includes software and hardware tools, intellectual property, and hardware platforms and displays for multiple microprocessor families. The manufacturer has the option to license the intellectual property for use in their resulting product based upon a run time license fee.

         The initial focus for the solution set is supporting Microsoft-Registered Trademark- Windows-Registered Trademark- CE operating system based upon an agreement entered into with Microsoft in the Spring of 1998. The first products were introduced in October, 1998 as the Foundation-CE-TM- Embedded Development Suite. The solution includes a system development kit with a single board computer, packaged with a pre-installed and fully configured version of Windows CE; target porting kit , including board support source code and hardware schematics; Microsoft Windows CE embedded tool kit (ETK) for C++ 5.0; and consulting and support services. Product became available for shipment in the first quarter of 1999 for Power PC and X86 and will be available in the second quarter for Hitachi SH3.

         Applied believes that continual investment will be necessary in the future to expand the intellectual property, software and hardware tools, operating system and microprocessor coverage. The process of developing such additional products is subject to the challenges and uncertainties normally associated with product development, and there can be no assurance that the Company will be able to complete these development efforts successfully or in a timely manner.

CONSULTING SERVICES

         Applied offers manufacturers consulting services focused on assisting with technical and resource issues surrounding embedded product development. The level of services include onsite training and installation, customization of Applied's products, design review, product development and full turnkey design with limited production. The efforts are coordinated through a consulting services group at Applied's headquarters and are supported either through internal engineering personnel and/or outside sub-contractors.

CUSTOMERS

         The Company's sales are presently concentrated primarily in the internetworking, telecommunications and computer peripherals segments of the electronics industry. In addition, sales to leasing and rental companies serving customers in Japan are a significant portion of net sales. During 1998 and 1997, sales to Orix Rentec, a leasing and rental company in Japan, accounted for 9.6% and 9.1% of net sales, respectively. The Company expects that a substantial portion of its net sales will continue to be concentrated among a relatively limited number of customers for the foreseeable future. Sales are generally made pursuant to purchase orders.

SALES, MARKETING AND CUSTOMER SUPPORT

         The Company markets its products and services primarily through its domestic and international direct sales organization. As of December 31, 1998, the Company had 78 sales and support employees worldwide, including 44 field sales engineers, inside sales specialists and field application engineers located at the Company's headquarters and in direct or home sales offices throughout North America, and in the Company's wholly-owned subsidiaries in Japan, Germany, France and the United Kingdom. Due to the highly technical nature of its products, the Company believes that an important aspect of its direct sales strategy is the technical support and training provided to customers, and that a high level of customer service and support is critical to customer adoption and successful utilization of design, debugging and testing technology. The Company's field application engineers offer ongoing support and product demonstration, and assist customers to incorporate the Company's design, debugging and testing tools into their design process.

         International sales represented 44.0%, 49.4% and 47.6% of the Company's net sales in 1998, 1997 and 1996, respectively. Sales through the Company's subsidiary in Japan accounted for 28.8%, 33.6% and 33.3% of the Company's net sales in 1998, 1997 and 1996, respectively. The Company also has international distribution agreements covering 24 countries. Sales to the Company's international distributors in 1998, 1997 and 1996 accounted for approximately 6.4%, 8.3% and 11.0%, respectively, of the Company's net sales. Generally, the Company's agreements with its international distributors have a term of 12 months and are exclusive on a country-by-country basis.

         The sale of software development tools in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, longer payment cycles, foreign collection problems, and military, political and transportation risks. The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies. As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease of unit sales to foreign customers. For example, the Company estimates that currency fluctuations affecting sales by the Company's foreign subsidiaries, especially in Japan, accounted for a 2.3% decrease, a 3.7% decrease and a 7.0% decrease in the dollar value of the Company's net sales value in 1998, 1997 and 1996, respectively. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions. Sales of the Company's products in Japan, in particular, are subject to the risks associated with trade tensions between the United States and Japan, which could adversely affect the volume of U.S.-manufactured microprocessors purchased by Japanese embedded systems developers, thus reducing the need for the Company's products in Japan. The Company expects that international sales, in particular sales in Japan, will continue to account for a significant portion of the Company's net sales in the future.

         The Company participates in cooperative marketing activities with other embedded systems development tools providers such as Enea Data, CadUL, Mentor Graphics, Metrowerks, Paradigm, Microware, Signus Systems, Integrated Systems and Wind River Systems and embedded microprocessor manufacturers, such as Intel, AMD, Motorola, MTI, IBM, IDT, Toshiba, Philips, NEC, Sony, LSI Logic and ARM. These relationships enable the Company to further leverage its technical capabilities, customer relationships and international sales and support infrastructure. The Company believes that developing and maintaining these relationships is important to its ability to achieve broad market penetration. The Company's marketing efforts also include attending trade shows, publishing articles and advertising in trade magazines and journals, direct mail and product demonstrations. The Company also maintains a home page on the World Wide Web at http://www.amc.com.

         The time between order and delivery of the Company's products is often quite short. The number of orders, as well as the size of individual orders, can vary substantially from month to month. Because of the short period between order receipt and shipment of products, the Company typically does not have a meaningful backlog of unfilled orders and believes a backlog is neither significant to an understanding of its business nor representative of potential revenue for any future period.

COMPETITION

         The market for tools used in the development of embedded software is fragmented, highly competitive and characterized by relatively low barriers to entry, with over 50 providers offering technical solutions to address the design, debugging, testing and service needs of embedded software developers. This market is also subject to rapid change, as technological developments create new needs and render prior technical solutions obsolete. The Company's ability to compete successfully in this market will depend on its ability to develop and introduce new products and features that address the increasingly sophisticated needs of its customers, to respond to technological advances, emerging industry standards and practices and competitive developments, and to implement relationships and acquisitions that enable it to broaden its product offerings.

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

         Competition among providers of embedded software design, debugging, testing and services focuses on a variety of factors, including the availability of tools that are compatible with the customer's chosen embedded microprocessor, engineering workstation and other software development equipment; performance characteristics and features such as high-speed processing, real-time visibility and control, high-level programming language and ease-of-use; product reliability; price/performance characteristics; customer service and worldwide support; and product availability and delivery time. The Company believes that the relative importance of each of these factors to a prospective customer varies for each development project depending upon the complexity of the embedded system design, the microprocessor to be used, the project development schedule and the software engineer's budget and experience level. The Company believes its products are most competitive in situations involving high-speed, complex 16- thru 64-bit microprocessor designs.

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

RESEARCH AND DEVELOPMENT

         Applied has made and intends to continue making substantial investments in the development of new technologies and products. Because of the competitive importance of offering tools that are compatible with the particular microprocessors and other equipment to be used in developing embedded systems, tool providers are under continuing pressure to support major new families of embedded microprocessors, as well as advances in other development software and hardware. Applied believes that its future growth and financial performance will depend heavily on its ability to enhance its existing products, develop and introduce new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances, emerging industry standards and practices and competitive developments. Applied's engineering and development group includes 83 full-time employees. During 1998, 1997 and 1996, research and development expenses were $10.4 million, $8.5 million and $8.0 million.

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

         Third parties have in the past made patent infringement claims against the Company. In certain cases, the Company has resolved these claims by obtaining a license to the technology. The Company has also asserted claims of infringement of its trade secrets and certain of its patents against various competitors and in has brought suits to protect trade secrets and enforce patent rights relating to its CodeTAP product. In those instances, the competitors have settled by paying damages for past infringement and obtaining a license to the patented technology or have discontinued production of the infringing product. There can be no assurance as to the outcome of any pending or future claims, litigation or proceedings involving the Company's proprietary rights.

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

EMPLOYEES

         As of December 31, 1998, the Company had 262 employees, of whom 233 were based in the United States and 29 were based overseas. Of the total, 140 were engaged in Sales, General and Administrative, 83 were in research and development and 39 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.           PROPERTIES

         The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 59,000 square-foot building in Redmond, Washington that is leased through May 31, 2001. The Company also leases nine other domestic sales and support offices in the United States and five international sales offices in Japan, France, Germany and the United Kingdom. The Company believes that its facilities are adequate to satisfy its projected requirements, including its requirements for production capacity into 1999 and that additional space will be available as needed.


ITEM 3.           LEGAL  PROCEEDINGS

         From time to time, Applied is involved in legal proceedings, none of which is material.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:


            NAME                          AGE                               POSITION
            ----                          ---                               --------

Robert L. Deinhammer                      53        Chairman of the Board
Stephen J. Verleye                        43        President, Chief Executive Officer and Director
Douglas A. Fullaway                       47        Executive Vice President
A. James Beach                            42        Vice President, Secretary, Treasurer and Chief
                                                    Financial Officer
Larry Ritter                              40        Vice President and Division General Manager
John Stressing                            54        Vice President World Wide Sales

         ROBERT L. DEINHAMMER joined the Company in July 1992 and served as a director since then. He assumed the role of Chairman of the Board in April 1999. From July 1992 through March 1999, he served as the Company's President and Chief Executive Officer. Before joining the Company, he served as an independent consultant from January 1991 to July 1992, and held senior management positions at several high-technology companies, including President and Chief Operating Officer of ADAC Laboratories from May 1985 to December 1990. From April 1984 to May 1985, Mr. Deinhammer served as President and Chief Operating Officer of Silicon General, after serving as Vice President and General Manager of one of its operating divisions from April 1979 to March 1984.

         STEPHEN J. VERLEYE will join the Company in April 1999 as its President, Chief Executive Officer and Director. Prior to joining the Company, Mr. Verleye spent six years at RadiSys Corp. first as its Vice President of Marketing, and subsequently served as the Company's Vice President of Business Development. In May 1996 he was appointed Vice President and General
Manager, Commercial Equipment Division and in October 1998 he was appointed joint responsibility of the merged Automation Equipment Division. From 1986 to 1993, Mr. Verleye held various marketing management roles at Sequent Computer Systems, Inc., the most recent being Director of Product Marketing. From 1977 to 1986, Mr. Verleye held various sales and marketing roles at Intel.

         DOUGLAS A. FULLAWAY has served as the Company's Executive Vice President since July 1998 and has served as the Company's Vice President Worldwide Sales, since January 1995, after serving as Vice President, International Sales from November 1993 to December 1994. Prior to joining the Company, Mr. Fullaway held positions of increasing management responsibility at Mentor Graphics Corporation from January 1984 to October 1993, including Pacific Rim General Manager from August 1987 to August 1989, European Operations Manager from August 1985 to August 1987 and Manufacturing Manager from January 1984 to August 1985. From 1980 to 1983, he was employed by Tektronix Inc. in a variety of operational positions.

         A. JAMES BEACH has served as the Company's Vice President and Chief Financial Officer since October 1992, and was elected Secretary and Treasurer in November 1992. Before joining the Company, Mr. Beach spent eight years at Microcosm Inc., where he served as Vice President of Finance & Administration from June 1984 to October 1988 and as President and General Manager from October 1988 to May 1992. Microcosm Inc. was acquired by Microtek International Inc. in April 1990. From April 1981 to June 1984, he served as a senior auditor with the Technology and Emerging Business Practice at the accounting and consulting firm of Deloitte & Touche.

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

         JOHN STRESSING joined the Company as Vice President of World Wide Sales in June 1998. Before joining the Company, Mr. Stressing spent 5 years at IKOS Systems where he served first as European Director, then as Vice President of International Sales before becoming Vice President of Worldwide Sales from August 1995 to May 1998. Prior to joining IKOS, he ran his own consulting firm, Premier Consultants, from January 1989 to October 1993. From 1985 to 1989 Mr. Stressing was European Director for Zycad and from 1981 to 1985 was a sales representative for Teradyne Incorporated. From 1968 to 1981, held various positions of increasing development and management responsibility at British Aerospace.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Applied Microsystems' common stock has been traded on the NASDAQ National Market System under the symbol APMC. The Company estimates that at March 19, 1999, there were approximately 3,000 beneficial owners of the common stock of the Company.

         The closing price of the Company's common stock as reported by the NASDAQ National Market on March 19, 1999 was $3.00 per share. The price per share in the following table sets forth the low and high closing prices in the NASDAQ National Market for the quarter indicated below:

                                                                                LOW              HIGH
                                                                                ---              ----
1996
               First Quarter............................................       7 3/4            12 3/4
               Second Quarter...........................................         9              20 3/4
               Third Quarter............................................       11 1/4           23 7/8
               Fourth Quarter...........................................         9              23 3/4

1997
               First Quarter............................................       4 7/8              16
               Second Quarter...........................................       3 7/8            10 1/2
               Third Quarter............................................         8              12 7/8
               Fourth Quarter...........................................         5              12 5/8
1998
               First Quarter............................................       4 1/2             8 7/8
               Second Quarter...........................................      3 13/16            7 5/8
               Third Quarter............................................       2 5/8             4 5/8
               Fourth Quarter...........................................       2 1/8             4 3/4


         The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future.

         Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $4.0 million to purchase capital equipment, $2.5 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $6.0 million have been invested in short term commercial and government paper and money market funds.

ITEM 6            SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
 (in thousands, except for earnings per share)          1998        1997          1996          1995         1994
                                                        ----        ----          ----          ----         ----
STATEMENT OF INCOME DATA:
Net sales.....................................       $37,020     $39,124       $38,662       $31,039      $25,663
Cost of sales.................................         9,587      10,532        10,793         9,530        8,903
                                                    ---------    -------       -------       -------      -------
Gross profit..................................        27,433      28,592        27,869        21,509       16,760
Operating expenses:
      Sales, general and administrative.......        18,104      18,542        15,142        13,321       11,715
      Research and development................        10,438       8,468         7,988         6,275        4,482
                                                    ---------    -------       -------       -------      -------
      Total operating expenses................        28,542      27,010        23,130        19,596       16,197
                                                    ---------    -------       -------       -------      -------
Income from operations........................        (1,109)      1,582         4,739         1,913          563
Interest expense and other income.............           783         669           559          (154)        (465)
                                                    ---------    -------       -------       -------      -------
Income (loss) before income taxes.............          (326)      2,251         5,298         1,759           98
Provision for income taxes....................            19         349         1,582           305           68
                                                    ---------    -------       -------       -------      -------
Net income (loss).............................          (345)      1,902         3,716         1,454           30
                                                    ---------    -------       -------       -------      -------
                                                    ---------    -------       -------       -------      -------
Diluted income (loss) per share ..............        ($0.05)      $0.26         $0.52         $0.27      $  0.01
Average number of common and equivalent
      shares outstanding......................         6,811       7,297         7,097         5,329        3,502



                                                                          DECEMBER 31,
                                                ------------------------------------------------------------------
                (in thousands)                          1998        1997          1996          1995         1994
                                                        ----        ----          ----          ----         ----
BALANCE SHEET DATA:
Working capital...............................       $20,116     $20,547       $19,415       $15,756       $1,800
Total assets..................................        33,290      32,582        30,824        26,846       14,011
Long-term debt, net of current................             -           -            15            68          385
Shareholders' equity..........................        23,931      24,291        22,607        18,654        4,286


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Beginning in mid-1992, the Company assembled a new management team that devised and began implementing a new business strategy. As a part of this new strategy, management effected a restructuring of the Company, which included significant headcount reductions and a refocusing of its product line by concentrating marketing and engineering activity on new hardware-enhanced software tools for use with a broad range of Intel and Motorola 16- and 32-bit embedded microprocessors, employing advanced hardware designs to reduce size and cost, and emphasizing ease-of-use by software engineers. Following this restructuring, the Company reengineered its pocket-sized CodeTAP emulator in late 1993; introduced its compact and more affordable CodeICE emulator in 1994; and began shipping CodeTEST software testing tools focused on embedded test in late 1995. In 1996, the Company released SuperTAP, which brings full featured emulation into a CodeTAP form factor. In 1997, the Company released CodeTEST(R)-ACT, an enhanced suite of MCDC software test and analysis tools for C language applications, and CodeTRACE(TM), a source-level trace analysis tool. The Company's strategy has resulted in lower average selling prices and increased unit volumes.

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


                                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------
                                                               1998                   1997                   1996
                                                               ----                   ----                   ----
Net sales...................................                  100.0%                 100.0%                 100.0%
Cost of sales...............................                   25.9                   26.9                   27.9
                                                              -----                  -----                  -----
Gross profit................................                   74.1                   73.1                   72.1
Operating expenses:
      Sales, general and administrative.....                   48.9                   47.4                   39.2
      Research and development..............                   28.2                   21.6                   20.7
                                                              -----                  -----                  -----
      Total operating expenses..............                   77.1                   69.0                   59.9
                                                              -----                  -----                  -----
Operating income (loss).....................                   (3.0)                   4.1                   12.2
Interest expense and other income...........                    2.1                    1.7                    1.5
                                                              -----                  -----                  -----
Income (loss) before income taxes...........                   (0.9)                   5.8                   13.7
Income taxes................................                    0.0                    0.9                    4.1
                                                              -----                  -----                  -----
Net income (loss)...........................                   (0.9%)                  4.9%                   9.6%
                                                              -----                  -----                  -----

NET SALES

         Net sales decreased by 5.4% to $37.0 million in 1998 from $39.1 million in 1997 and increased by 1.2% in 1997 from $38.7 million in 1996. The decrease in 1998 over 1997 was primarily attributable to a decline in unit sales of high end debug products and to a lesser extent currency exchange rate fluctuations affecting the dollar value of international sales which were partially offset by an increase in unit growth and average selling price of low cost debug tools and to a lesser extent patent license royalties and consulting services. Net sales increased slightly in 1997 over 1996 which was primarily attributable to the unit growth and average selling price in sales of low cost debug tools and to a lesser extent increase in units sales of CodeTEST tools and an increase in support contract revenues which were partially offset by a decline in unit sales of higher priced debug tools and to a lesser extent currency exchange rate fluctuations affecting the dollar value of international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging and testing tools. The Company's net sales also include product support revenues, which represented 12.6%, 11.9% and 8.3% of net sales in 1998, 1997 and 1996, respectively, as well as increased patent license royalties and fees from consulting services. The Company generally recognizes revenues from product sales upon shipment, and recognizes product support revenues ratably over the life of each maintenance contract, typically 12 months, and consulting revenues as performed. See Note 1 of Notes to Consolidated Financial Statements.

         International sales represented 44.0%, 49.4% and 47.6% of total net sales in 1998, 1997 and 1996, respectively. International sales outside of North America in U.S. dollars decreased by 15.7% in 1998 over 1997, and increased by 4.9% in 1997 over 1996. The decrease in 1998 over 1997 is attributable to a reduction in units sales and average selling price directly related to the Asian financial crisis, particularly in Japan and Korea, partially offset by an increase in unit sales in Europe. The increase in 1997 over 1996 is attributable to increased unit sales primarily in Asia, which is due primarily to increased sales and marketing efforts. The Company estimates that unfavorable currency rate fluctuations affecting the dollar value of sales by the Company's foreign subsidiaries, especially in Japan, resulted in a 2.3% reduction in the dollar value of the Company's net sales in 1998 based upon the change from the average 1997 rate and a 3.7% reduction in the dollar value of 1997 based upon the change in the average 1996 rate.

GROSS PROFIT

         Cost of sales included materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing consulting services and maintenance. Gross profit margins as a percentage of net sales were 74.1%, 73.1% and 72.1% in 1998, 1997 and 1996, respectively. The increase in 1998 over 1997 was primarily attributable to an increase in the percentage of net sales of newer low cost debug products that have lower material costs as a percentage of sales price and to a lesser extent an increase in royalties and software licenses which were partially offset by lower production over which to spread fixed manufacturing overhead costs and, to a lesser extent, due to declines in sales revenue due to unfavorable currency exchange rate fluctuations. The increase in 1997 over 1996 was primarily attributable to an increase in the percentage of net sales attributable to newer low cost debug and CodeTEST products that have lower material costs as a percentage of sales price and to a lesser extent an increase in higher margin support contract revenue and favorable cost reductions on certain hardware components which were partially offset by declines in sales revenue due to unfavorable currency exchange rate fluctuations and an increase in factory overhead. The Company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent licenses and variances in volume and related absorption of factory overhead costs. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross margins.

SALES, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses were $18.1 million or 48.9% of net sales, $18.5 million, or 47.4% of net sales and $15.1 million, or 39.2% of net sales, in 1998, 1997 and 1996, respectively. The dollar amount slightly decreased in 1998 over 1997 was due to a reduction in foreign currency exchange losses and reduction in general operating expenses partially offset by increased headcount and compensation related expenses and promotional costs in connection with the company's expansion of its sales and marketing efforts. The percentage between comparable periods was basically the same due to the continued budgeted investment in sales and marketing and lower than anticipated revenues. The dollar amount increase in 1997 over 1996 was primarily attributable to increased compensation-related expenses resulting principally from increased headcount and compensation related expenses, and to a lesser extent, increases in operating expenses, promotional costs and foreign exchange losses. The percentage increase between comparable periods was primarily attributable to lower than anticipated revenues for the year as compared to the increase in budgeted costs. The Company expects its sales and marketing expenditures to continue to increase in absolute dollars in the future as it introduces and markets new products, and continues to expand its sales, general and administrative organization.

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

RESEARCH AND DEVELOPMENT

         Research and development expenses were $10.4 million or 28.2% of net sales, $8.5 million, or 21.6% of net sales and $8.0 million, or 20.7% of net sales, in 1998, 1997 and 1996, respectively. The dollar amount increase in 1998 over 1997 was primarily attributable to an increase in contract labor, headcount and compensation related expenses which was partially offset by a reduction in prototype expenses. The dollar amount increase in 1997 over 1996 was primarily attributable to a decrease in external development funding received from third parties that offsets expenses and to an increase in hardware prototype related costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in future directions. As a result, the Company anticipates that net research and development expenses are likely to increase for the foreseeable future.

INCOME TAXES

         The Company's income tax provision for 1998, 1997 and 1996 reflect utilization of Net Operating Loss (NOL) and General Business Credit carryforwards. As of December 31, 1998 the Company had remaining NOL carryforwards of $3.5 million and research and development credit carryforwards of $1.7 million, both of which will expire in various amounts through 2018. The utilization of these amounts in the future is subject to an annual limit of approximately $392,000 under the Internal Revenue Code. As a result of these limitations, the Company anticipates that in the future its effective tax rate will approach the statutory rate in future years. A full valuation allowance has been established for net deferred tax assets due to the uncertainty whether they will be realized. See Note 7 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

         The Company's results of operations have in the past fluctuated substantially from quarter to quarter, and the Company expects such fluctuations to continue as a result of a variety of factors. Product and price competition, research and development requirements, the volume and timing of customer development projects and orders, introductions of new embedded microprocessors, announcements or introductions of new products or technologies by the Company or its competitors, foreign currency exchange rates, investments in marketing and distribution, price increases by suppliers, parts shortages, conditions in the embedded systems market and the electronics industry in general, and national and global economic conditions may be expected to cause significant variations in the Company's quarterly operating results. As a result, the results of operations for any quarter are not necessarily indicative of



                                      -17
results for any future period. Moreover, a significant portion of the Company's net sales in each quarter generally results from shipments during the last few weeks of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in product development activities and new technologies. To date, the Company has financed its operations primarily through cash flow from operations, bank borrowings and private placements of equity securities. In November 1995, the Company completed its initial public offering pursuant to which it sold 1,500,000 shares of common stock and received net proceeds of approximately $13 million. During 1998, the Company generated $1.8 million of cash from operations; utilized $1.3 million of cash for equipment purchases; and utilized $15,000 of cash for net debt reduction. As of December 31, 1998, the Company had working capital of $20.1 million, including $17.1 million of cash and cash equivalents.

         The Company has revolving credit facilities aggregating $7.0 million from a commercial bank. There were no outstanding balances under these facilities as of December 31, 1998. The credit facilities bear interest at the bank's floating prime rate and are unsecured. The loan documents also contain customary negative covenants. The credit facilities expire in May 1999 and the Company anticipates renegotiating a new line at comparable terms.

         The Company currently has no specific commitments with regard to capital expenditures, but expects to spend an aggregate of approximately $1.5 million in 1999 for new capital equipment. The Company anticipates that its annual capital expenditures will increase gradually in the future as a function of replacement cycles and anticipated growth of the Company's business. The Company's capital needs may be further affected by its plans to broaden product offerings through a combination of internal development, third party relationships and acquisitions of other business products or technologies.

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

IMPACT OF YEAR 2000

         The Company is taking steps to evaluate and minimize the risk presented by the potential impact of the Year 2000 issue. The Company formed a committee to conduct an assessment of the Company's preparedness for the Year 2000, as well as the preparedness of third parties relevant to the Company's business. The assessment consists of five phases: Awareness, which consists of making Company personnel, and those at third parties, aware of the Year 2000 issue; Inventory, which consists of identifying the Company's operations or systems which are Year 2000 sensitive; Analysis, which consists of determining whether sensitive areas will in fact be adversely impacted by Year 2000 issues; Remediation, which consists of addressing potential Year 2000 issues; and Contingency Planning, which consists of developing strategies for those areas where remediation may not be effective or practicable. In conducting its assessment, the committee evaluated the Company's internal information systems, the engineering and product development software, the Company's hardware, and general facilities infrastructure. The assessment has been completed for the Company's information system and general facilities infrastructure. The Company has completed the awareness, inventory and analysis phases with respect to other systems. Based on results of these analyses , the Company believes the remediation phase will be completed prior to March 31, 1999. The Company anticipates that it will complete its contingency planning within 2 months after completing the other phases of its assessment.

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

         The Company estimates that it has expended approximately $100,000 in assessing and re-mediating internal Year 2000 issues, in addition to those upgrades that have been made as part standard system maintenance. The Company does not believe that its assessment and remediation activities have resulted in any material delay or deferral of systems maintenance or upgrades. The Company believes the additional aggregate costs of its internal assessment and upgrade, other than those implemented in the course of normal maintenance and equipment upgrades, will not exceed $150,000, to be expended over the next two to three quarters.

         The Company cannot predict yet the effect of the Year 2000 problem on its suppliers or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that critical systems of vendors, suppliers, or other third parties are not Year 2000 compliant and have a material adverse effect on the Company. The Company expects to develop such contingency plan by April 30, 1999. If any of the Company's critical systems are not in fact Year 2000 compliant, or if preventive and/or corrective actions by those entities with whom the Company does business are not made in a timely matter, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         PRODUCT SHIP SCHEDULES. Delays in new-product releases could impact revenue growth rates and cause the Company's customer base to become dissatisfied and erode.

         PRICES. Prices the Company can obtain for its products may decrease from historical levels, depending on competitive market or cost factors which could have an adverse effect on revenues and gross margin.

         COST OF SALES. Although cost of sales as a percentage of net sales decreased in 1997 and 1998, it varies with channel mix and product mix within channels. Such mix factors may increase cost of sales as a percentage of revenues in future periods.

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

         MANAGEMENT OF GROWTH. The Company plans to continue to invest in product lines and sales and marketing. The Company's growth plans will present management, competitive and other challenges to the Company's managers and employees.

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


ITEM 7A..QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company develops products in the United State and sells in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since sales are currently priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of Company investments are in short-term instruments. Due to the nature of these short-term investments, the Company has concluded that there is no material market risk exposure.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        APPLIED MICROSYSTEMS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

AUDITED ANNUAL FINANCIAL STATEMENTS:                                                                           PAGE
                                                                                                               ----
Report of Ernst & Young LLP, Independent Auditors................................................................23

Balance Sheets as of December 31, 1998 and 1997..................................................................24

Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996....................................25

Statements of  Stockholders' Equity for the Years Ended December 31, 1998,  1997 and 1996........................26

Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996....................................27

Notes to Financial Statements....................................................................................28

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Board of Directors
Applied Microsystems Corporation

         We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP



Seattle, Washington
February 2, 1999

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                   1998                  1997
                                                                             ------------------    ------------------
                                                                                         (in thousands)

                                  ASSETS
Current assets:

Cash and cash equivalents..................................................            $ 6,041               $ 6,336
Short term investments.....................................................             11,101                10,345
Accounts receivable, net of allowance for sales returns and doubtful
accounts of $649 and $611, respectively....................................              8,483                 7,741
Inventories................................................................              3,332                 3,465
Prepaid and other current assets...........................................                518                   951
                                                                             ------------------    ------------------
Total current assets.......................................................             29,475                28,838

Property and equipment, net................................................              2,918                 2,900
Other assets...............................................................                897                   844
                                                                             ------------------    ------------------
Total assets...............................................................            $33,290               $32,582
                                                                             ------------------    ------------------
                                                                             ------------------    ------------------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................             $3,283                $2,804
Accrued payroll............................................................              1,840                 1,684
Other accrued expenses.....................................................              1,129                   991
Deferred revenue...........................................................              3,107                 2,797
Current portion of long-term obligations...................................            ----                       15
                                                                             ------------------    ------------------
Total current liabilities..................................................              9,359                 8,291

Shareholders' equity:
Preferred stock, par value $.01
     Authorized - 5,000,000 shares                                                     ----                    ----
Common stock, par value $.01
     Authorized - 25,000,000 shares
     Issued - 6,681,000 shares (6,827,000 shares in 1997)                               25,383                26,387
Cumulative translation adjustment..........................................                120                 (869)
Accumulated deficit........................................................            (1,572)               (1,227)
                                                                             ------------------    ------------------
Total shareholders' equity.................................................             23,931                24,291
                                                                             ------------------    ------------------
Total liabilities and shareholders' equity.................................           $ 33,290              $ 32,582
                                                                             ------------------    ------------------
                                                                             ------------------    ------------------

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                             1998                  1997                  1996
                                                       ------------------    ------------------    ------------------
                                                                 (in thousands, except per share amounts)

Net sales............................................           $ 37,020              $ 39,124              $ 38,662
Cost of sales........................................              9,587                10,532                10,793
                                                       ------------------    ------------------    ------------------
Gross profit.........................................             27,433                28,592                27,869

Operating expenses:
Sales, general and administrative....................             18,104                18,542                15,142
Research and development.............................             10,438                 8,468                 7,988
                                                       ------------------    ------------------    ------------------
Total operating expenses.............................             28,542                27,010                23,130
                                                       ------------------    ------------------    ------------------
Income (loss)  from operations.......................             (1,109)                1,582                 4,739

Interest income and other............................                784                   682                   601
Interest expense.....................................                 (1)                  (13)                  (42)
                                                       ------------------    ------------------    ------------------
Income (loss) before income taxes....................               (326)                2,251                 5,298
Income taxes.........................................                 19                   349                 1,582
                                                       ------------------    ------------------    ------------------
                                                       ------------------    ------------------    ------------------
Net income (loss)....................................              ($345)               $1,902                $3,716
                                                       ------------------    ------------------    ------------------
                                                       ------------------    ------------------    ------------------

Basic income (loss) per share........................             ($0.05)                $0.28                 $0.57
Shares used in basic per share calculation...........              6,811                 6,769                 6,545

Diluted income (loss) per share......................             ($0.05)                $0.26                 $0.52
Shares used in diluted per share calculation.........              6,811                 7,297                 7,097

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      ACCUMULATED
                                                                                         OTHER            TOTAL
                                            COMMON STOCK             ACCUMULATED     COMPREHENSIVE    SHAREHOLDERS
                                      SHARES           AMOUNT          DEFICIT       INCOME (LOSS)       EQUITY
                                      ------           ------          -------       -------------       ------
                                                                    (in thousands)

Balance at December 31, 1995           6,468            $25,655        ($6,845)           ($156)          $18,654
    Issuance of common stock
    upon exercise of  common
    stock warrants..............          35              ----          ----             ----             ----
    Stock options exercised.....         115                 23         ----             ----              23
    Income tax benefit from
    stock plans.................       ----                 204         ----             ----             204
    Sale of common stock to
    employees...................          16                186         ----             ----             186
    Comprehensive income:
      Net Income................       ----               ----           3,716           ----           3,716
      Foreign currency
       translation adjustment...       ----               ----          ----               (176)         (176)
                                                                                                     ----------------
    Comprehensive income........                                                                        3,540
                                  ---------------- ---------------- --------------- ---------------- ----------------
Balance at December 31, 1996           6,634             26,068         (3,129)            (332)       22,607
    Issuance of common stock
    upon exercise of common
    stock warrants..............          59              ----          ----             ----             ----
    Stock options exercised.....          88                 17         ----             ----              17
    Income tax benefit from
    stock plans.................       ----                  55         ----             ----              55
    Sale of common stock to
    employees...................          46                247         ----             ----             247
    Comprehensive income:
      Net Income................       ----               ----           1,902           ----           1,902
      Foreign currency
       translation adjustment...       ----               ----          ----               (537)         (537)
                                                                                                     ----------------
    Comprehensive income........                                                                        1,365
                                  ---------------- ---------------- --------------- ---------------- ----------------
Balance at December 31, 1997           6,827             26,387         (1,227)            (869)       24,291
    Stock options exercised.....         126                 12           ----           ----              12
    Sale of common stock to
    employees...................          55                194           ----           ----             194
    Stock repurchase............        (327)            (1,210)          ----           ----          (1,210)
    Comprehensive income:
      Net Loss..................       ----               ----           (345)           ----            (345)
      Foreign currency
       translation adjustment...       ----               ----            ----              989           989
                                                                                                     ----------------
    Comprehensive income........                                                                          644
                                  ---------------- ---------------- --------------- ---------------- ----------------
                                  ---------------- ---------------- --------------- ---------------- ----------------
Balance at December 31, 1998           6,681            $25,383       ($1,572)             $120       $23,931
                                  ---------------- ---------------- --------------- ---------------- ----------------
                                  ---------------- ---------------- --------------- ---------------- ----------------

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                             1998                  1997                  1996
                                                       ------------------    ------------------    ------------------
                                                                              (in thousands)
Cash flows from operating activities:
Net income (loss)....................................              ($345)               $1,902                $3,716
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization...................              1,219                 1,148                 1,116
Changes in operating assets and liabilities:
     Accounts receivable.............................               (742)                2,520                (2,751)
     Inventories.....................................                133                  (268)                  (52)
     Prepaid expenses and other current assets.......                433                    69                  (566)
     Other assets....................................               (13)                  (217)                  (96)
     Accounts payable and accrued expenses...........                773                    82                  (566)
     Deferred revenue................................                310                   101                   862
                                                       ------------------    ------------------    ------------------
         Net cash provided by operating activities...              1,768                 5,337                 1,663

Cash flows from investing activities:
     Purchase of short-term investments..............               (756)               (4,414)               (5,931)
     Property and equipment additions................             (1,277)               (1,469)               (1,261)
                                                       ------------------    ------------------    ------------------
         Net cash used in investing activities.......             (2,033)               (5,883)               (7,192)

Cash flows from financing activities:
     Sale of common stock to employees..............`                194                   247                   186
     Stock options exercised.........................                 12                    17                    23
     Stock repurchase................................             (1,210)                  ----                  ----
     Repayment of long-term obligations..............                (15)                  (53)                  (67)
                                                       ------------------    ------------------    ------------------
         Net cash provided by (used in) financing
         activities..................................             (1,019)                  211                   142

Effects of foreign exchange rate changes on cash.....                989                  (537)                 (176)
                                                       ------------------    ------------------    ------------------
Decrease in cash and cash equivalents................               (295)                 (872)               (5,563)
Cash and cash equivalents at beginning of year.......              6,336                 7,208                12,771
                                                       ------------------    ------------------    ------------------
                                                       ------------------    ------------------    ------------------
Cash and cash equivalents at end of year.............             $6,041                $6,336                $7,208
                                                       ------------------    ------------------    ------------------
                                                       ------------------    ------------------    ------------------

Supplemental disclosures of cash paid:
     Interest........................................                 $1                   $13                   $42
     Income Taxes....................................               $128                  $642                $1,320

Supplemental disclosures of non-cash activities:
     Tax benefit realized from
     non-qualifying dispositions of stock                            ----                  $55                  $204
     options.........................................


                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         Applied Microsystems Corporation (the Company) is a leader and innovator in embedded systems solutions. Applied develops, markets and supports a comprehensive suite of software and hardware enhanced development and test tools and engineering services for the development of complex embedded microprocessor based applications. The Company markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, Germany, and France, and is supplemented with distributors throughout the rest of the world

         PRINCIPLES OF CONSOLIDATION

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

         SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist primarily of investment-grade corporate obligations, all of which mature in 1999. Management currently classifies the Company's entire investment portfolio as available for sale. The portfolio is stated at fair value based on quoted market prices. Interest earned on securities available for sale is included in interest income. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on securities available for sale (none in 1998, 1997 or 1996) are also included in interest income. The cost of securities sold is calculated using the specific identification method.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable and payable, and long-and short-term borrowings. The fair value of these instruments approximates their recorded value.

                        APPLIED MICROSYSTEMS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The estimated useful lives of equipment for financial reporting purposes are as follows:

                  Machinery and equipment............................................3 to 5 years
                  Office furniture and equipment....................................5 to 15 years

         LONG-LIVED ASSETS

         The Company's policy to recognize impairment losses relating to long-lived assets is based on several factors, including, but not limited to, management's plans for future operations, recent operating results and projected cash flows.

         REVENUE RECOGNITION

         The Company adopted Statement of Position 97-2, "Software Revenue Recognition" effective January 1, 1998, as it relates to revenue recognition on the Company's software product sales. Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is deferred until all obligations are satisfied. Revenues from sales of maintenance contracts are deferred and recognized ratably over the contract period. Revenues from maintenance contracts in 1998, 1997, and 1996 were $4,671,000, $4,644,000, and $3,158,000, respectively. Revenues from consulting services are recognized as performed.

         In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", with respect to certain transactions. SOP 98-9 amends SOP 97-2 and SOP 98-4 extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We have not yet determined the effect of the final adoption of SOP 98-9 on our financial condition or results of operations.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        APPLIED MICROSYSTEMS CORPORATION

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred. The Company's policy is to capitalize software development from the time "technological feasibility" has been reached in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Technological feasibility is reached upon completion of a working model. No such costs have been capitalized because the impact on the accompanying consolidated financial statements would be immaterial.

         ACQUIRED TECHNOLOGY

         Costs to acquire technology are capitalized to the extent the products are technologically feasible. Costs of acquired technology capitalized are included in other assets in the balance sheet. The Company's policy is to amortize these costs to match the associated revenue stream for the products containing the acquired technology. As of December 31, 1998 and 1997, amounts capitalized, net of accumulated amortization of $139,000 and $139,000, were $553,000 and $561,000, respectively. Amortization expense was $150,000, $92,000 and $47,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

         The Company has a program in place to manage foreign currency risk. As part of that program, the Company has entered into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany accounts resulting from sales to international subsidiaries. The forward contracts typically mature within three months. Gains and losses on contracts that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. At December 31, 1998, no contracts were outstanding.

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

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only in high credit quality financial securities and limits the amounts invested in any one institution or in any type of instrument. The Company's trade accounts receivable

                        APPLIED MICROSYSTEMS CORPORATION
are geographically dispersed and include customers in many different industries. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral. The Company sells certain trade account receivable in Japan with recourse in the ordinary course of business. At December 31, 1998, accounts receivable included $32,000 sold with recourse.

         EARNINGS (LOSS) PER SHARE

         Basic earnings per share excludes any dilutive effects of stock options. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

         STOCK-BASED COMPENSATION

         As allowed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company applies APB No. Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans and, accordingly, compensation expense, if any, is generally determined based on the difference between the exercise price of stock options or awards and the related fair market value of the common stock. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

         SEGMENTS AND RELATED INFORMATION

         As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial report issued subsequent to adoption. SFAS No. 131 also establishes new standards for related disclosures about products and services, geographic areas and major customers. The adoption of the Statement did not effect the Company's consolidated results of operations, financial position or cash flow. All prior period amounts have been presented to conform with SFAS No. 131.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign

                        APPLIED MICROSYSTEMS CORPORATION
currency exposures of net investment in foreign operations. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's consolidated results of operations, financial position or cash flow.

2.       SECURITIES AVAILABLE FOR SALE

         Securities available for sale consist of the following as of December
31:


                                                                       1998
                                         -----------------------------------------------------------------
                                                              GROSS            GROSS
                                           AMORTIZED       UNREALIZED       UNREALIZED
                                              COST            GAINS           LOSSES         FAIR VALUE
                                         --------------- ---------------- ---------------- ---------------
                                                                  (in thousands)
U.S. Treasury securities and other
     U.S Government obligations.......           $8,135               $8             $----         $8,143
Corporate debt securities..............           2,958              ----             ----         $2,958
                                         --------------- ---------------- ---------------- ---------------
                                         --------------- ---------------- ---------------- ---------------
                                                $11,093               $8               $0         $11,101
                                         --------------- ---------------- ---------------- ---------------
                                         --------------- ---------------- ---------------- ---------------


                                                                       1997
                                         -----------------------------------------------------------------
                                                              GROSS            GROSS
                                           AMORTIZED       UNREALIZED       UNREALIZED
                                              COST            GAINS           LOSSES         FAIR VALUE
                                         --------------- ---------------- ---------------- ---------------
                                                                  (in thousands)
U.S. Treasury securities and other
     U.S Government obligations........
                                                 $2,956               $0             $----         $2,956
Corporate debt securities..............           7,387                2              ----         $7,389
                                         --------------- ---------------- ---------------- ---------------
                                         --------------- ---------------- ---------------- ---------------
                                                $10,343               $2               $0         $10,345
                                         --------------- ---------------- ---------------- ---------------
                                         --------------- ---------------- ---------------- ---------------


         As of December 31, 1998, the securities available for sale have contractual maturities of less than one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

3.       INVENTORIES

         Inventories consist of:


                                                                             DECEMBER 31,
                                                                     ------------------------------
                                                                         1998             1997
                                                                     -------------    -------------
                                                                            (in thousands)

Finished goods.....................................................        $1,501           $1,303
Work in process....................................................            28              157
Purchased parts....................................................         1,803            2,005
                                                                     -------------    -------------
                                                                     -------------    -------------
                                                                           $3,332           $3,465
                                                                     -------------    -------------
                                                                     -------------    -------------

                        APPLIED MICROSYSTEMS CORPORATION

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:


                                                                             DECEMBER 31,
                                                                     ------------------------------
                                                                         1998             1997
                                                                     -------------    -------------
                                                                            (in thousands)

Machinery and equipment............................................        $3,529           $3,973
Office furniture and equipment.....................................         2,802            2,465
Leased equipment...................................................           ----             410
                                                                     -------------    -------------
                                                                            6,331            6,848
Less accumulated depreciation and amortization.....................         3,413            3,948
                                                                     -------------    -------------
                                                                     -------------    -------------
                                                                           $2,918           $2,900
                                                                     -------------    -------------
                                                                     -------------    -------------

5.       REVOLVING LINE OF CREDIT AGREEMENTS

         In May 1998, the Company negotiated a revolving line of credit agreement with a commercial bank aggregating $7.0 million, which expires in May 1999. Borrowings pursuant to this agreement bear interest at the bank's prime lending rate. The agreement provides the Company an option to amortize $2.0 million of the available line over a five year term. The line of credit agreement is unsecured, except for the term loan option, and includes certain financial covenants. There were no amounts outstanding under the line of credit at December 31, 1998 or 1997.

6.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancelable operating lease. Certain leases contain renewal options. Future minimum payments under these leases at December 31, 1998 are as follows:

1999........................................................               $1,260
2000........................................................                1,221
2001........................................................                  527
2002........................................................                  119
2003........................................................                   91
Thereafter..................................................                  397
                                                              --------------------
                                                              --------------------
                                                                           $3,615
                                                              --------------------
                                                              --------------------


         Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,393,000, $1,378,000, and $1,278,000, respectively.

         The Company is subject to various pending and threatened legal actions that arise in the normal course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial statements of the Company.

                        APPLIED MICROSYSTEMS CORPORATION

7.       INCOME TAXES

         The provision for incomes taxes in 1998, 1997 and 1996 is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1998              1997               1996
                                                        ----------------  ----------------   ----------------
                                                                          (in thousands)
Federal................................................      ($ 9)             $179               $1,402
Foreign................................................        28               105                   90
State..................................................       --                 65                   90
                                                        ----------------  ----------------   ----------------
                                                              $19              $349               $1,582
                                                        ----------------  ----------------   ----------------
                                                        ----------------  ----------------   ----------------

         SFAS No. 109, "Accounting for Income Taxes", requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes were as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                                1998              1997
                                                                          -----------------  ----------------
                                                                                    (in thousands)
Deferred tax assets:
     Accrued and other expenses..........................................      $ 339              $ 166
     Inventories.........................................................        709                568
     Net operating loss carryforwards....................................      1,220                791
     Tax credit carryforwards............................................      1,746              1,208
                                                                          -----------------  ----------------
     Total deferred tax assets...........................................      4,014              2,733
Deferred tax liabilities:
     Depreciation........................................................        --                  11
     Foreign Currency....................................................        467              --
     Intangible and other assets.........................................        233                219
                                                                          -----------------  ----------------
     Total deferred tax liabilities......................................        700                230
Valuation allowance......................................................     (3,314)            (2,503)
                                                                          -----------------  ----------------
Net deferred taxes.......................................................      $   0              $   0
                                                                          -----------------  ----------------
                                                                          -----------------  ----------------

         As of December 31, 1998, the Company has net operating loss carryforwards for federal tax purposes of approximately $3,486,000 available to offset future taxable income. The Company also has research and development credits of approximately $1,746,000, which may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and development tax credit carryforwards expire in various amounts from 1999 to 2018. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, set forth annual limits for the utilization of tax net operating loss and credit carryforwards in the event of a significant change in ownership. The issuance of preferred stock in 1992 resulted in such "ownership change." Accordingly, utilization of the net operating loss carryforwards is limited to approximately $392,000 per year.

                        APPLIED MICROSYSTEMS CORPORATION

         A full valuation allowance has been established for the net deferred tax assets due to the uncertainly whether or not they will be realized. The valuation allowance for deferred tax assets increased approximately $811,000 and $280,000 during 1998 and 1997, respectively.

         A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1998              1997               1996
                                                        ----------------  ----------------   ----------------
                                                                          (in thousands)

Tax at U.S. statutory rate of 34%......................     $ (114)            $ 788              $1,854
Utilization of net operating loss and tax credit
     carryforwards.....................................       --                (137)               (532)
Benefit of foreign sales corporation...................       --                (122)                (98)
Alternative minimum tax................................       --                  57               --
Foreign taxes..........................................         28               105                  90
State taxes, net of federal effect.....................          7                42                  59
Foreign losses  with no tax benefit....................        132               404                 212
Loss on deemed liquidation of subsidiaries.............       --                (845)              --
Other..................................................        (34)               57                  (3)
                                                        ----------------  ----------------   ----------------
                                                            $   19             $ 349              $1,582
                                                        ----------------  ----------------   ----------------
                                                        ----------------  ----------------   ----------------


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

In 1997 and 1996, income tax benefits of $55,000 and $204,000, respectively, were allocated to stockholders equity. Such benefits were attributable to employee stock option transactions.

                        APPLIED MICROSYSTEMS CORPORATION

8.       INCOME PER SHARE

         The following table sets forth the computation of basic and diluted income per share:

                                                                                YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
(in thousands, except per share amount)                                 1998             1997             1996
                                                                   ---------------- ---------------- ----------------
Numerator:
    Numerator for basic and diluted income per share -
      net income (loss)..........................................      ($345)           $1,902           $3,716
                                                                   ---------------- ---------------- ----------------
                                                                   ---------------- ---------------- ----------------
Denominator:
    Denominator for basic income per share - weighted
      average common shares......................................       6,811            6,769            6,545
    Effect of dilutive securities:
    Stock options and warrants based on the treasury
      stock method using average market price....................        --                528              552
                                                                   ---------------- ---------------- ----------------
    Denominator for diluted income per share.....................       6,811            7,297            7,097
                                                                   ---------------- ---------------- ----------------
                                                                   ---------------- ---------------- ----------------
Basic income (loss) per share....................................      ($0.05)           $0.28            $0.57
                                                                   ---------------- ---------------- ----------------
                                                                   ---------------- ---------------- ----------------
Diluted income (loss) per share..................................      ($0.05)           $0.26            $0.52
                                                                   ---------------- ---------------- ----------------
                                                                   ---------------- ---------------- ----------------

9.       SHAREHOLDERS' EQUITY

         STOCK OPTIONS

         Stock option plans (the Plans) have been established that authorize the issuance of options for 2,575,317 shares of common stock to selected directors, officers, employees, and consultants of the Company. As of December 31, 1998 options for 1,091,268 shares are outstanding and exercisable, of which options for 816,070 shares are unvested. Options for 282,250 shares are available to be granted.

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

         On September 11, 1995, the Company's shareholders adopted the Director Stock Option Plan which authorized the issuance of options for 45,000 shares of common stock. The Plan authorized the annual issuance of options for 2,500 shares of common stock per outside director upon the exercise of stock options that may be granted pursuant to this plan. As of December 31, 1998, options for 22,500 shares are outstanding and exercisable and options for 7,500 shares contain repurchase rights.

                        APPLIED MICROSYSTEMS CORPORATION

         A summary of stock option transactions for all plans for the years ended December 31 follows:


                                       1998                          1997                           1996
                           ----------------------------- ------------------------------ -----------------------------
                           OPTIONS   WEIGHTED-AVERAGE     OPTIONS   WEIGHTED-AVERAGE     OPTIONS   WEIGHTED-AVERAGE
                            (000)     EXERCISE PRICE       (000)     EXERCISE PRICE       (000)     EXERCISE PRICE
                            -----     --------------       -----     --------------       -----     --------------
Outstanding-beginning of
year......................   864          $ 3.13            729          $ 5.99             541         $    .31
Granted...................   525          $ 4.45            631          $ 4.62             326         $  13.18
Forfeited.................  (150)         $ 5.34           (407)        $ 11.19             (25)        $   3.06
Exercised.................  (125)          $ .10            (89)          $ .20            (113)        $    .20
                           ---------                     ----------                     ----------

Outstanding-end of year...
                            1,114         $ 3.79            864          $ 3.13            729          $   5.99
                           ---------                     ----------                     ----------
                           ---------                     ----------                     ----------

Vested options............   290          $ 2.34            262           $ .67            287          $    .14
                           ---------                     ----------                     ----------
                           ---------                     ----------                     ----------

Weighted-average fair
value of options granted
during the year...........  $ 3.39                        $ 3.19                         $10.14

         The following table summarizes information related to outstanding and exercisable options at December 31, 1998:


                                          OUTSTANDING AND EXERCISABLE                         VESTED OPTIONS
                             -------------------------------------------------------  --------------------------------
                                             WEIGHTED AVERAGE     WEIGHTED AVERAGE                       WEIGHTED
                                                 EXERCISE            REMAINING                            AVERAGE
 RANGE OF EXERCISE PRICES       SHARES             PRICE          CONTRACTUAL LIFE       SHARES       EXERCISE PRICE
                                 (000)                                                    (000)
---------------------------- --------------  ------------------  -------------------  --------------  ----------------
      $  .02 - 2.00              170              $   .26               4.9                167            $   .24
      $ 2.38 - 4.18              570              $  4.01               8.5                107            $  4.13
      $ 4.56 - 7.00              366              $  7.94               9.1                  8            $  6.98
      $12.25 - 17.50               8              $ 16.75               7.4                  8            $ 17.09
                                             ------------------  -------------------                  ----------------

                             --------------                                           --------------
      $ .02 - 17.50             1,114            $ 3.79                8.1                290            $ 2.34
                             --------------                                           --------------
                             --------------                                           --------------

         Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under FSAS No. 123, the Company's net income and earnings per share would have been as follows:


  (in thousands, except per share amount)                      1998                 1997                 1996
                                                        -------------------  -------------------  --------------------
Net income (loss) - as reported.....................           ($345)              $1,902               $3,716
Net income (loss) - pro forma .......................        ($1,016)              $1,411               $3,282
Diluted net income (loss) per share as reported......        ($  .05)               $ .26               $  .52
Diluted net income (loss) per share pro-forma........        ($  .15)               $ .19               $  .46

         Compensation expense not recognized in providing pro forma disclosures may not be representative of the effects on pro forma net income for future years because the above amounts include only the amortization for the fair value of grants made in fiscal years 1998, 1997, and 1996.

                        APPLIED MICROSYSTEMS CORPORATION

         The fair value of each option is estimated on the date of grant using the Black-Scholes multiple-option approach pricing model with the following weighted average assumptions:


                                                               1998                 1997                 1996
                                                        -------------------  -------------------  --------------------
Annualized volatility................................         94.7%                93.9%                 89.6%
Risk-free interest rate..............................          5.0%                 6.0%                  6.4%
Expected life........................................       5.4 years            4.0 years             5.8 years
Expected dividend rate...............................          nil                  nil                   nil

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

         EMPLOYEE STOCK PURCHASE PLAN

         On May 22, 1996, the Company's shareholders approved the 1996 Employee Stock Purchase Plan (ESPP) and reserved a total of 250,000 shares of common stock for issuance. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market value on the specified purchase date or the beginning of the offering period. During 1998, 1997 and 1996, 55,193, 45,844 and 16,165 shares were sold through the ESPP, respectively.

         COMMON STOCK RESERVED

         Common stock reserved for future issuance at December 31, 1998 is as follows:


Employee Stock Purchase Plan.......................................       132,798
Common stock options...............................................     1,418,793
                                                                     -------------
                                                                     -------------
                                                                        1,551,591
                                                                     -------------
                                                                     -------------

                        APPLIED MICROSYSTEMS CORPORATION

         SHAREHOLDER RIGHTS PLAN

         In 1998, the Company adopted a Rights Plan, declaring a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The Rights become exercisable upon the earlier of a person or group announcing (1) an acquisition of 15% or more of the common stock of the Company or (2) the commencement of a tender or exchange offer that would result in such person acquiring ownership of 15% or more of the common stock of the Company. Each Right entitles the holder to purchase 1/100th of a preferred share at a current price of $30. Upon a triggering event, each holder of a Right shall be entitled to purchase common stock that has a market value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights at $0.01 each under specified circumstances.

         STOCK REPURCHASE PLAN

         In 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock using existing cash, from time-to-time at market prices, and as market and business conditions warrant, in open market, negotiated, or block transactions. The repurchase program seeks to offset dilution associated with stock options issued under the Company's stock incentive programs and for general corporate purposes. The Company has repurchased 326,000 shares for $1,210,000.

10.      EMPLOYEE BENEFIT PLAN

         The Company maintains a Profit Sharing Plan (the Plan) under section 401K of the Internal Revenue Code. All U.S. based employees are eligible to participate in the Plan at the start of each calendar quarter. Contributions by the company are based on a matching formula as defined in the Plan. The Company may also make discretionary contributions. During 1998, 1997 and 1996, the Company made contributions of $192,000, $162,000 and $133,000, respectively.

                        APPLIED MICROSYSTEMS CORPORATION

11.      SEGMENT AND RELATED INFORMATION

         The Company is engaged in one line of business: the design, manufacture, and distribution of development and test hardware and software tools for embedded product manufacturers. Certain financial information of operations by geographic area is provided in the table below based on the location of the Company's facilities. Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer.


                                                                      YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                             1998              1997               1996
                                                        ----------------  ----------------  -----------------
                                                                          (in thousands)
GEOGRAPHIC AREA DATA:
Net Sales:
United States..........................................     $22,325           $22,247           $22,615
Japan..................................................      10,664            13,132            12,842
Europe.................................................       4,031             3,745            3,205
                                                        ----------------  ----------------  -----------------
Consolidated net sales.................................     $37,020          $39,124           $38,662
                                                        ----------------  ----------------  -----------------

Export Sales to unaffiliated customers.................     $ 1,597          $ 2,446           $ 2,367
                                                        ----------------  ----------------  -----------------
                                                        ----------------  ----------------  -----------------

Income (loss) before income taxes:
United States..........................................     $ 1,139           $ 4,121          $ 5,900
Japan..................................................          34               107              266
Europe.................................................     (1,037)              (623)            (214)
Corporate eliminations.................................       (462)            (1,354)            (654)
                                                        ----------------  ----------------  -----------------
Consolidated income (loss) before income tax...........      ($326)            $2,251           $5,298
                                                        ----------------  ----------------  -----------------
                                                        ----------------  ----------------  -----------------

Long-lived assets:

Property, plant and equipment, net
United States..........................................     $2,797            $2,778            $2,286
Japan..................................................         50                53                61
Europe.................................................         71                69                94
                                                        ----------------  ----------------  -----------------
Consolidated assets....................................     $2,918            $2,900            $2,441
                                                        ----------------  ----------------  -----------------
                                                        ----------------  ----------------  -----------------

Other Assets, net
United States..........................................       $723              $682              $558
Japan..................................................        131               114               154
Europe.................................................         43                48                53
                                                        ----------------  ----------------  -----------------
Consolidated assets....................................       $897              $844              $765
                                                        ----------------  ----------------  -----------------
                                                        ----------------  ----------------  -----------------

                        APPLIED MICROSYSTEMS CORPORATION

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 1998 and 1997 is as follows:


                                                                       1998
                                       ---------------------------------------------------------------------
For the quarters ended:                    MAR. 31          JUNE 30           SEPT. 30          DEC. 31
                                           -------          -------           --------          -------
  (In thousands, except per share
data)
    Net sales........................      $8,251            $9,157            $9,957           $9,655
    Gross profit.....................       5,938             6,832             7,432            7,230
    Net Income (loss)..............          (559)               58               113               43

    Diluted income (loss) per
    share............................      ($0.08)            $0.01             $0.02            $0.01
    Shares used in diluted per
    share calculation................       6,878             7,113             6,983            6,832
    Market price per share:
        High.........................       $8.88             $7.63             $4.63            $4.75
        Low..........................        4.50              3.81              2.63             2.13


                                                                       1997
                                       ---------------------------------------------------------------------
For the quarters ended:                    MAR. 31          JUNE 30           SEPT. 30          DEC. 31
                                           -------          -------           --------          -------
  (In thousands, except per share
data)
    Net sales........................       $8,902           $10,009           $10,758           $9,455
    Gross profit.....................        6,446             7,310             7,897            6,939
    Net Income.....................             42               647             1,012              201

    Diluted income per share.........        $0.01             $0.09             $0.14            $0.03
    Shares used in diluted per
    share calculation................        7,101             7,259             7,393            7,397
    Market price per share:
        High.........................       $16.00            $10.50            $12.88           $12.63
        Low..........................         4.88              3.88              8.00             5.00

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

                None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is contained in part in the sections captioned "Board of Directors -- Nominees for Director" and "Voting Securities and Principal Holders -- Exchange Act Compliance" in the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 25, 1999, and such information is incorporated herein by reference.

         The remaining information required by this Item is set forth as Item 4A in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information contained in the sections captioned "Voting Securities and Principal Holders" and "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits--Certain Transactions" of the Proxy Statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:

(A)(1) FINANCIAL STATEMENTS - See Index to Financial Statements at Item 8 of this report.

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

Exhibit No. 21:  Subsidiaries of Registrant

Exhibit No. 23:  Consent of Ernst & Young LLP, Independent Auditors.


(B)      REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K December 11, 1998 declaring a dividend distribution of one preferred share purchase right (each a "Right") for each outstanding share of Common Stock of the Company payable to the holders of record of the Common Shares on December 21, 1998. The Rights dividend was declared by the Board of Directors in connection with its adoption of the Shareholder Rights Plan, dated December 10, 1998 between the Company and Chasemellon Shareholder Services, L.L.C., which was incorporated by reference from
         Exhibit 1 to the Company's Registration Statement on Form 8-A12G, dated December 15, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 1999.

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

SIGNATURE                   TITLE                                DATE

/s/ Robert L. Deinhammer    President, Chief Executive           March 31, 1999
------------------------    Officer and Director
Robert L. Deinhammer        (Principal Executive Officer)

/s/ A. James Beach          Vice President, Chief                March 31, 1999
-------------------         Financial Officer, Secretary
A. James Beach              and Treasurer (Principal
                            Financial and Accounting
                            Officer)

/s/ Anthony Miadich         Chairman of the Board                March 31, 1999
--------------------
Anthony Miadich

/s/ Charles H. House        Director                             March 31, 1999
--------------------
Charles H. House

/s/ Elwood D. Howse, Jr.    Director                             March 31, 1999
------------------------
Elwood D. Howse, Jr.

/s/ Paul N. Risinger        Director                             March 31, 1999
--------------------
Paul N. Risinger

                                  EXHIBIT INDEX


     EXHIBIT NO.                                     DESCRIPTION

 3.1                   Restated Articles of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on
                       September 15, 1995 (File No. 33-97002)................................

 3.2                   Restated Bylaws of Registrant (incorporated by reference from Exhibit
                       3.2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

10.2                   1990 Stock Benefit Plan (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed with the
                       Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

10.3                   1992 Performance Stock Plan (incorporated by reference from Exhibit
                       10.6 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

10.4                   1995 Directors Stock Option Plan (incorporated by reference from
                       Exhibit 10.7 to the Registrant's Registration Statement on Form S-1
                       filed with the Securities and Exchange Commission on September 15,
                       1995 (File No. 33-97002)..............................................



10.7                   Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27, 1989; and Amendments to Lease Agreement dated
                       November 7, 1990, May 11, 1992, August 18, 1993 and March 31, 1994
                       (incorporated by reference from Exhibit 10.4 to the Registrant's
                       Registration Statement on Form S-1 filed with the Securities and
                       Exchange Commission on September 15, 1995 (File No. 33-97002).........

10.8                   Third Amended and Restated Investment Agreement dated as of September
                       15, 1995 (incorporated by reference from Exhibit 10.8 to the
                       Registrant's Registration Statement on Form S-1 filed with the
                       Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

**10.9                 License Agreement between the Registrant and Intel Corporation dated
                       March 30, 1990 (incorporated by reference from Exhibit 10.9 to the
                       Registrant's Registration Statement on Form S-1 filed with the
                       Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

**10.10                Tools Development and Bond-Out License Agreement between the
                       Registrant and Intel Corporation dated September 30, 1993, as amended
                       April 13, 1994 (incorporated by reference from Exhibit 10.10 to the
                       Registrant's Registration Statement on Form S-1 filed with the
                       Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................


**10.11                Bond-Out License Agreement between the Registrant and Intel
                       Corporation dated September 16, 1994 (incorporated by reference from
                       Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
                       filed with the Securities and Exchange Commission on September 15,
                       1995 (File No. 33-97002)..............................................

**10.12                Source License and Distribution Agreement between the Registrant and
                       Microtec Research, Inc. dated August 1, 1994 (incorporated by reference from Exhibit 10.12 to the Registrant's Registration
                       Statement on Form S-1 filed with the Securities and Exchange
                       Commission on September 15, 1995 (File No. 33-97002)..................

**10.15                Processor feature Technology License Agreement between the Registrant and Intel Corporation dated September 21, 1995 (incorporated by reference from Exhibit 10.15 to the Registrant's Registration
                       Statement on Form S-1 filed with the Securities and Exchange
                       Commission on September 15, 1995 (File No. 33-97002)).................

10.16                  Business Loan Agreement between the Registrant and U.S. Bank of
                       Washington, N.A. dated February 9, 1996; Alternative Rate Options
                       Promissory Note dated February 9, 1996 (incorporated by reference from
                       Exhibit 10.16 to the Company's annual report on form 10K for year ended December 31, 1995)..............................................

21                     Subsidiaries of the Registrant (incorporated by reference from Exhibit
                       21.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No.
                       33-97002).............................................................

23                     Consent of Ernst & Young LLP, Independent Auditors....................

---------

** Confidential treatment has been granted for portions of this exhibit.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        APPLIED MICROSYSTEMS CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

----------------------------------------------------------------------------------------------------------------------
                COL A.                     COL B.                  COL C.                  COL D.           COL E.
----------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                     ---------------------------------
                                                            (1)              (2)
              DESCRIPTION                BALANCE AT      CHARGED TO      CHARGED TO      DEDUCTIONS:        BALANCE
                                         BEGINNING         COSTS            OTHER         DESCRIBE          END OF
                                         OF PERIOD          AND           ACCOUNTS:                         PERIOD
                                                          EXPENSES        DESCRIBE
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
Deducted from asset accounts:
   Allowance for doubtful accounts           $84,000         $12,000               --       ($15,000) (A)     $81,000
   Allowance for sales returns              $527,000              --          142,000 (B)   (101,000) (C)    $568,000
                                        -------------   -------------   --------------  --------------    ------------

   Totals                                   $611,000         $12,000         $142,000      ($116,000)        $649,000
                                        -------------   -------------   --------------  --------------    ------------
                                        -------------   -------------   --------------  --------------    ------------

Year ended December 31, 1997:
Deducted from asset accounts:
   Allowance for doubtful accounts           $52,000         $32,000               --              --         $84,000
   Allowance for sales returns              $212,000              --          670,000 (B)   (355,000) (C)    $527,000
                                        -------------   -------------   --------------  --------------    ------------
   Totals                                   $264,000         $32,000         $670,000      ($355,000)        $611,000
                                        -------------   -------------   --------------  --------------    ------------
                                        -------------   -------------   --------------  --------------    ------------

Year ended December 31, 1996:
Deducted from asset accounts:
   Allowance for doubtful accounts           $55,000        ($3,000)               --              --         $52,000
   Allowance for sales returns              $113,000              --          507,000 (B)   (408,000) (C)    $212,000
                                        -------------   -------------   --------------  --------------    ------------
   Totals                                   $168,000        ($3,000)         $507,000      ($408,000)        $264,000
                                        -------------   -------------   --------------  --------------    ------------
                                        -------------   -------------   --------------  --------------    ------------

(A) Uncollectible accounts written off, net of recoveries
(B) Estimated future sales returns charged to revenue
(C) Actual Sales Returns