Form 10-Q
period 1999-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 1999-05-17
CIK 1000787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                             -----------------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-26778

                             -----------------------

                        APPLIED MICROSYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

                             -----------------------

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

                             -----------------------

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

Common stock: 6,715,309 shares outstanding as of May 7, 1999.

     This report including exhibits consists of 25 pages. The exhibit index appears on page 15

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       APPLIED MICROSYSTEMS CORPORATION

                                  FORM 10-Q

                         QUARTER ENDED MARCH 31, 1999

                                    INDEX

                                                                                                                PAGE
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998............   3

          Consolidated Balance Sheets as of  March 31, 1999 and December 31, 1998.............................   4

          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998............   5

          Notes to Consolidated Financial Statements..........................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of

          Operations..........................................................................................   8

PART II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................................................  13

          Signatures..........................................................................................  14

          Exhibit Index.......................................................................................  15

          Exhibit 10.17.......................................................................................  16

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                                                                            (UNAUDITED)
Net sales..................................................................             $8,518                $8,251
Cost of sales..............................................................              2,046                 2,313
                                                                              ------------------    ------------------
Gross profit...............................................................              6,472                 5,938

Operating expenses:
     Sales, general and administrative.....................................              4,894                 4,341
     Research and development..............................................              2,682                 2,350
                                                                              ------------------    ------------------
Total operating expenses...................................................              7,576                 6,691
                                                                              ------------------    ------------------
Loss from operations.......................................................             (1,104)                 (753)

Interest income and other..................................................                170                   195
Interest expense...........................................................                ---                    (1)
                                                                              ------------------    ------------------
Net loss...................................................................              ($934)                ($559)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

Basic loss per share.......................................................             ($0.14)               ($0.08)
Shares used in basic per share calculation.................................              6,703                 6,878

Diluted loss per share.....................................................             ($0.14)               ($0.08)
Shares used in diluted per share calculation...............................              6,703                 6,878

        The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     1999                  1998
                                                                              ------------------    ------------------
                                                                                 (UNAUDITED)
                                   ASSETS

Current assets:

     Cash and cash equivalents.............................................             $5,143                $6,041
     Short term investments................................................             11,134                11,101
     Accounts receivable...................................................              7,552                 8,483
     Inventories...........................................................              2,931                 3,332
     Prepaid and other current assets......................................                609                   518
                                                                              ------------------    ------------------
         Total current assets..............................................             27,369                29,475

Property and equipment, net................................................              2,943                 2,918
Other assets...............................................................                976                   897
                                                                              ------------------    ------------------
         Total assets......................................................            $31,288               $33,290
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................             $2,791                $3,283
     Accrued payroll.......................................................              2,144                 1,840
     Other accrued expenses................................................              1,226                 1,129
     Deferred revenue......................................................              2,787                 3,107
                                                                              ------------------    ------------------
         Total current liabilities.........................................              8,948                 9,359

Shareholders' equity:
     Preferred stock, par value $.01
         Authorized - 5,000,000 shares                                                     ---                   ---
     Common stock, par value $.01
         Authorized - 25,000,000 shares
         Issued - 6,703,000 and 6,681,000 shares at March 31,
         1999 and December 31, 1998, respectively..........................             25,432                25,383
     Cumulative translation adjustment.....................................               (586)                  120
     Accumulated deficit...................................................             (2,506)               (1,572)
                                                                              ------------------    ------------------
         Total shareholders' equity........................................             22,340                23,931
                                                                              ------------------    ------------------
         Total liabilities and shareholders' equity........................            $31,288               $33,290
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                                          (IN THOUSANDS)
                                                                                            (UNAUDITED)
Cash flows from operating activities:
Net loss...................................................................              ($934)                ($559)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization.........................................                298                   316
Changes in operating assets and liabilities:
     Accounts receivable...................................................                931                   512
     Inventories...........................................................                401                    78
     Prepaid expenses......................................................                (91)                   38
     Other assets..........................................................               (112)                  (40)
     Deferred revenue......................................................               (320)                   48
     Accounts payable and accrued expenses.................................                (91)                 (262)
                                                                              ------------------    ------------------
         Net cash provided by operating activities.........................                 82                   131

Cash flows from investing activities:
     Purchase of short-term investments....................................                (33)                 (106)
     Property and equipment additions......................................               (290)                 (361)
                                                                              ------------------    ------------------
         Net cash used in investing activities.............................               (323)                 (467)

Cash flows from financing activities:
     Sale of common stock to employees.....................................                 48                    50
     Stock options exercised...............................................                  1                     5
     Repayment of long-term obligations....................................                ---                   (15)
                                                                              ------------------    ------------------
         Net cash provided by financing activities.........................                 49                    40

Effects of foreign exchange rate changes on cash...........................               (706)                  (90)
                                                                              ------------------    ------------------
Decrease in cash and cash equivalents......................................               (898)                 (386)
Cash and cash equivalents at beginning of period...........................              6,041                 6,336
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Cash and cash equivalents at end of period.................................             $5,143                $5,950
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

Supplemental disclosures of cash paid:
     Interest..............................................................                 $--                   $1

        The accompanying notes are an integral part of these consolidated financial statements.

                       APPLIED MICROSYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements for the three month period ended March 31, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1998 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2.   COMPUTATION OF LOSS PER SHARE

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

3.   COMPREHENSIVE LOSS

     During the first quarter of 1999 and 1998, total comprehensive loss amounted to $1,640,000 and $649,000, respectively.

4.   LOSS PER SHARE

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
(in thousands, except per share amount)
Numerator:
    Numerator for basic and diluted income per share --
      net loss.............................................................         ($934)                ($559)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Denominator:
    Denominator for basic income per share -- weighted
      average common shares................................................         6,703                 6,878
    Effect of dilutive securities:
    Stock options based on the treasury
      stock method using average market price..............................          ---                   ---
                                                                              ------------------    ------------------
    Denominator for diluted loss per share.................................         6,703                 6,878
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Basic loss per share.......................................................        ($0.14)               ($0.08)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Diluted loss per share.....................................................        ($0.14)               ($0.08)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

For the three months ended March 31, 1999 and March 31, 1998, the effect of outstanding options and warrants have been excluded from the diluted calculation because they are antidilutive.

5.   INVENTORIES

Inventories consist of:

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     1999                  1998
                                                                              ------------------    ------------------
                                                                                           (IN THOUSANDS)
Finished goods.............................................................               $879                $1,501
Work in process............................................................                105                    28
Purchased parts............................................................              1,947                 1,803
                                                                              ------------------    ------------------
                                                                                        $2,931                $3,332
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's 1998 Annual Report to Shareholders.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated the percentage of total revenue represented by each line item in the Company's condensed consolidated statements of income and the percentage change from the comparative prior period in each line item.

                                                                  Percent of                     Period-to-Period
                                                                   Net Sales                    Percentage Change
                                                        --------------------------------     -------------------------
                                                              Three months Ended                Three months Ended
                                                                   March 31,                      March 31, 1999
                                                            1999              1998               Compared to 1998
                                                        --------------    --------------     -------------------------
Net sales............................................       100.0%            100.0%                     3.2%
Cost of sales........................................        24.0              28.0                    (11.5)
                                                        --------------    --------------
Gross profit.........................................        76.0              72.0                      9.0

Operating expenses:

     Sales, general and administrative...............        57.5              52.6                     12.7
     Research and development........................        31.5              28.5                     14.1
                                                        --------------    --------------
Total operating expenses.............................        89.0              81.1                     13.2
                                                        --------------    --------------
Loss from operations.................................       (13.0)             (9.1)                    46.6

Interest income and other............................         2.0               2.3                    (12.8)
Interest expense.....................................         ---               ---                      ---
                                                        --------------    --------------
                                                        --------------    --------------
Net loss.............................................       (11.0%)            (6.8%)                   67.1%
                                                        --------------    --------------
                                                        --------------    --------------

NET SALES

     Net sales increased by 3.2% to $8.5 million from $8.3 million for the quarters ended March 31, 1999 and 1998, respectively. These increases were primarily attributable to an increase in unit sales of the low cost debug solutions and to a lesser extent, increases in CodeTest-Registered Trademark-license royalties, revenue from consulting services and favorable year over year currency exchange rate fluctuations affecting international sales. The increases were partially offset by the reduction in unit sales of higher priced debug solutions. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing solutions and support and consulting service revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 3.7% over the prior year's three months and as a percentage of sales were basically the same at 14.2%. Product support revenues are recognized ratably over the life of each maintenance contract, typically 12 months.

     International sales expressed in U.S. dollars decreased by 17.8% for the quarter ended March 31, 1999 over the comparable period of 1998, to 40.7% of net sales as compared to 49.1% of net sales in the prior comparable quarter. The reduction in international revenues as expressed in U.S. dollars is primarily attributable to a decrease in unit sales in Europe, and to a lesser extent, a decrease in the average selling price for products in Japan.

     The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, the dollar amount of overall company sales would have decreased 2.2% for the quarter ended March 31,1999 compared to the comparably period. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

     The Company's gross profit increased to $6.5 million, or 76.0% of net sales, from $5.9 million, or 72.0% of net sales, in the quarters ended March 31, 1999 and 1998, respectively. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in net sales of the higher margin low cost debug solutions and to a lesser extent an increase in third party royalty fees for product licenses. These were partially offset by lower unit production over which to spread fixed manufacturing overhead costs. The Company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent licenses and variances in volume and related absorption of factory overhead costs.

SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses were $4.9 million or 57.5% of net sales, and $4.3 million, or 52.6% of net sales, for the quarters ended March 31, 1999 and 1998, respectively. The dollar amount increases between comparable periods were primarily attributable to increased compensation related expense, headcount and promotional costs in connection with the Company's expansion of its sales and marketing efforts, which were partially offset by a reduction in professional fees. The percentage increase between comparable periods was primarily attributable to lower revenues then anticipated, for the quarter ending March 31, 1999. The Company expects its sales and marketing expenditures to increase in absolute dollars in the future but, expect for short term fluctuations due to revenue uncertainties, at a slower rate than the increase in overall revenues.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses were $2.7 million, or 31.5% of net sales, and $2.4 million, or 28.5% of net sales, for the quarters ended March 31, 1999 and 1998, respectively. The increase in the dollar amount between comparable periods was primarily attributable to an increase in headcount and compensation related expenses which was partially offset by a reduction in prototyping costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new product and market directions. As a result, the Company expects that its net research and development expenses to increase in absolute dollars in the future but, expect for short term fluctuations due to revenue uncertainties, at a slower rate than the increase in overall revenues.

OTHER

     The Company's interest (net) and other income decreased by $25,000 between the comparable three month periods due primarily to lower interest rates on cash balances in 1999.

TAXES

     The Company's computes its income tax provision in accordance with SFAS 109, "Accounting for Income Taxes". SFAS 109 requires calculation of an estimated annual effective tax rate and applies such tax rate to the pre-tax income of interim periods. Since the Company anticipates a tax loss for the year, its estimated annual effective tax rate is 0%, and no income tax provision is required.

     A full valuation allowance has been provided for all deferred tax assets, including net operating loss carryforwards and credit carryforwards. (See Note 7 of "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report to Shareholders.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in sales and marketing expansion, product development activities, new technologies and potential company or product line acquisitions. Proceeds from the Company's initial public offering were $13.0 million net of costs. Since the offering, the Company has used $4.0 million to purchase capital equipment, $2.4 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $6.1 million have been invested in short term commercial and government paper and money market funds. For the three months ended March 31, 1999 and 1998, the Company generated $82,000 and $131,000, respectively, of cash from operations, and utilized $323,000 and $467,000, respectively, of cash for purchases of short-term investments and equipment. As of March 31, 1999, the Company had working capital of $18.4 million, including $16.3 million of cash, cash equivalents and short-term investments.

     The Company believes that its existing working capital, together with funds from operations and available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will, however, depend on a number of factors, including costs associated with sales and marketing expansion, product development efforts, the success of the commercial introduction of the Company's new products and the acquisition of complementary businesses, products or technologies. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

IMPACT OF  YEAR 2000

     The Company is taking steps to evaluate and minimize the risk presented by the potential impact of the Year 2000 issue. The Company formed a committee to conduct an assessment of the Company's preparedness for the Year 2000, as well as the preparedness of third parties relevant to the Company's business. The assessment consists of five phases: Awareness, which consists of making Company personnel, and those at third parties, aware of the Year 2000 issue; Inventory, which consists of identifying the Company's operations or systems which are Year 2000 sensitive; Analysis, which consists of determining whether sensitive areas will in fact be adversely impacted by Year 2000 issues; Remediation, which consists of addressing potential Year 2000 issues; and Contingency Planning, which consists of developing strategies for those areas where remediation may not be effective or practicable. In conducting its assessment, the committee evaluated, among other things, the Company's internal information systems, the engineering and product development software, the Company's hardware, and general facilities infrastructure. The assessment has been completed for the Company's information system and general facilities infrastructure. The Company has completed the awareness, inventory, analysis remediation phases and a contingency plan with respect to other systems.

     The Company's business operations information system was upgraded in the standard course of systems maintenance early in 1998. The current version has been certified by Oracle to be Year 2000 compliant. The Company has completed the analysis and remediation phase with respect to its assessments of its own product.

     The Company estimates that it has expended approximately $100,000 in assessing and re-mediating internal Year 2000 issues, in addition to those upgrades that have been made as part of standard system maintenance. The Company does not believe that its assessment and remediation activities have resulted in any material delay or deferral of systems maintenance or upgrades. The Company believes the additional aggregate costs of its internal assessment and upgrade, other than those implemented in the course of normal maintenance and equipment upgrades, will not exceed $150,000, to be expended over the next two quarters.

     The Company cannot predict yet the effect of the Year 2000 problem on its suppliers or the resulting effect on the Company. The Company has developed a contingency plan to operate in the event that critical systems of vendors, suppliers, or other third parties are not Year 2000 compliant and have a material adverse effect on the Company. If any of the Company's critical systems are not in fact Year 2000 compliant, or if preventive and/or corrective actions by those entities with whom the Company does business are not made in a timely matter, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, continuation of Asian financial crisis, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, level of compliance with Year 2000 issues by the Company and third parties and other risks set forth in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Outlook:
Issues and Uncertainties " in its annual report for the year ended December
31, 1998 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

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

             10.17  Employment Agreement with Robert L. Deinhammer.

       (B)   Report on Form 8-K

             The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on May 14, 1999.

                                        APPLIED MICROSYSTEMS CORPORATION
                                        (Registrant)

                                        By    /s/  Stephen  J. Verleye
                                           ---------------------------
                                              Stephen J. Verleye
                                              PRESIDENT

                                EXHIBIT INDEX

Exhibit No.                       Description                         Page No.
-----------                       -----------                         --------
  10.17          Employment Agreement with Robert L. Deinhammer         16