Form 10-Q
period 1999-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1999-08-16
CIK 1000787

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

               For the quarterly period ended June 30, 1999

                                    or

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

Common stock: 6,737,512 shares outstanding as of August 6, 1999.

         This report including exhibits consists of 28 pages. The exhibit index appears on page 17

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        APPLIED MICROSYSTEMS CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated  Statements of Operations  for the quarter and six months ended June 30, 1999 and
              1998................................................................................................3

              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...............................4

              Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998...............5

              Notes to Consolidated Financial Statements..........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................................8


PART II:      OTHER INFORMATION

Item 4.       Submission of matters to a vote of Security Holders................................................14

Item 6.       Exhibits and Reports on Form 8-K...................................................................15

              Signatures.........................................................................................16

              Exhibit Index......................................................................................17

              Exhibit 10.18......................................................................................18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                  --------------------------------    --------------------------------
                                                      1999              1998              1999               1998
                                                  --------------    --------------    --------------     -------------
                                                               (IN THOUSANDS , EXCEPT PER SHARE AMOUNT)
                                                                              (UNAUDITED)

Net sales......................................          $7,435            $9,157           $15,953           $17,408
Cost of sales..................................           1,972             2,325             4,018             4,638
                                                  --------------    --------------    --------------     -------------
Gross profit...................................           5,463             6,832            11,935            12,770

Operating expenses:
     Sales, general and administrative.........           4,982             4,418             9,876             8,759
     Research and development..................           2,762             2,583             5,444             4,933
                                                  --------------    --------------    --------------     -------------
Total operating expenses.......................           7,744             7,001            15,320            13,692
                                                  --------------    --------------    --------------     -------------
Loss from operations...........................         (2,281)             (169)           (3,385)              (922)

Interest income and other......................            175               227               345                422
Interest expense...............................             (1)               --                (1)                (1)
                                                  --------------    --------------    --------------     -------------
                                                  --------------    --------------    --------------     -------------
Net income (loss)..............................        ($2,107)              $58           ($3,041)             ($501)
                                                  --------------    --------------    --------------     -------------
                                                  --------------    --------------    --------------     -------------

Basic income (loss) per share...................        ($0.31)            $0.01            ($0.45)            ($0.07)
Shares used in basic per share calculation......         6,708             6,914             6,698              6,897

Diluted income (loss) per share.................        ($0.31)            $0.01            ($0.45)            ($0.07)
Shares used in diluted per share calculation....         6,708             7,113             6,698              6,897


The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                                 (UNAUDITED)
                                   ASSETS

Current assets:
     Cash and cash equivalents.............................................             $5,688                $6,041
     Short term investments................................................              9,172                11,101
     Accounts receivable...................................................              6,558                 8,483
     Inventories...........................................................              2,835                 3,332
     Prepaid and other current assets......................................                719                   518
                                                                              ------------------    ------------------
         Total current assets..............................................             24,972                29,475

Property and equipment, net................................................              2,797                 2,918
Other assets...............................................................                997                   897
                                                                              ------------------    ------------------
         Total assets......................................................            $28,766               $33,290
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................             $2,751                $3,283
     Accrued payroll.......................................................              2,043                 1,840
     Other accrued expenses................................................              1,073                 1,129
     Deferred revenue......................................................              2,739                 3,107
                                                                              ------------------    ------------------
         Total current liabilities.........................................              8,606                 9,359

Shareholders' equity:
     Preferred stock, par value $.01
         Authorized - 5,000,000 shares                                                      --                    --
     Common stock, par value $.01
         Authorized - 25,000,000 shares
         Issued - 6,738,000 and 6,681,000 shares at June 30,
         1999 and December 31, 1998, respectively..........................             25,478                25,383
     Cumulative translation adjustment.....................................               (705)                  120
     Accumulated deficit...................................................             (4,613)               (1,572)
                                                                              ------------------    ------------------
         Total shareholders' equity........................................             20,160                23,931
                                                                              ------------------    ------------------
         Total liabilities and shareholders' equity........................            $28,766               $33,290
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                                          (IN THOUSANDS)
                                                                                            (UNAUDITED)
Cash flows from operating activities:
Net loss...................................................................           ($3,041)                ($501)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.........................................                603                   601
Changes in operating assets and liabilities:
     Accounts receivable...................................................              1,925                (1,587)
     Inventories...........................................................                497                   181
     Prepaid expenses......................................................               (201)                  647
     Other assets..........................................................                 17                   (43)
     Deferred revenue......................................................               (368)                  267
     Accounts payable and accrued expenses.................................               (385)                  380
                                                                              ------------------    ------------------
         Net cash used in operating activities.............................               (953)                  (55)

Cash flows from investing activities:
     Sale of short-term investments........................................              1,929                   336
     Property and equipment additions......................................               (599)                 (553)
                                                                              ------------------    ------------------
         Net cash provided by (used in) investing activities...............              1,330                  (217)

Cash flows from financing activities:
     Sale of common stock to employees.....................................                 94                   101
     Stock options exercised...............................................                  1                    10
     Purchase of treasury stock............................................                  --                 (327)
                                                                              ------------------    ------------------
         Net cash provided by (used in) financing activities...............                 95                  (216)

Effects of foreign exchange rate changes on cash...........................               (825)                 (170)
                                                                              ------------------    ------------------
Decrease in cash and cash equivalents......................................               (353)                 (658)
Cash and cash equivalents at beginning of period...........................              6,041                 6,336
                                                                              ------------------    ------------------
Cash and cash equivalents at end of period.................................             $5,688                $5,678
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------

Supplemental disclosures of cash paid (received):
     Interest..............................................................                 $1                    $1
     Income taxes..........................................................                $22                 ($57)

           The accompanying notes are an integral part of these consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

     The consolidated financial statements for the three month and six month periods ended June 30, 1999 and 1998 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the 1998 audited consolidated financial statements. In the opinion of management, the financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results of this interim period. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Shareholders. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

         Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no effect on previously reported results of operations.

2.       COMPUTATION OF INCOME (LOSS) PER SHARE

         Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of dilutive earnings per share if their effect is antidilutive.

3.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net income or loss and current period translation adjustments which are recorded directly to equity. During the second quarter of 1999 and 1998, total comprehensive loss amounted to $2.2 million and $21,000, respectively. For the first six months of 1999 and 1998, total comprehensive loss amounted to $3.9 million and $671,000, respectively.

4.       INCOME (LOSS) PER SHARE


                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
    Numerator for basic and diluted income (loss) per share -
      net income (loss)....................................................       ($2,107)                 $58
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Denominator:
    Denominator for basic income (loss) per share - weighted
      average common shares................................................         6,708                 6,914
    Effect of dilutive securities:
    Stock options based on the treasury
      stock method using average market price..............................           --                   199
                                                                              ------------------    ------------------
    Denominator for diluted income (loss) per share........................         6,708                 7,113
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Basic income (loss) per share..............................................        ($0.31)                $0.01
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Diluted income (loss) per share............................................        ($0.31)                $0.01
                                                                              ------------------    ------------------

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
    Numerator for basic and diluted loss per share -
      net loss.............................................................       ($3,041)               ($501)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Denominator:
    Denominator for basic loss per share - weighted
      average common shares................................................         6,698                 6,897
    Effect of dilutive securities:
    Stock options and warrants based on the treasury
      stock method using average market price..............................           --                    --
                                                                              ------------------    ------------------
    Denominator for diluted loss per share.................................         6,698                 6,897
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Basic loss per share.......................................................        ($0.45)               ($0.07)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------
Diluted loss per share.....................................................        ($0.45)               ($0.07)
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------


For the three months and six months ended June 30, 1999 and for the six months ended June 30, 1998, the effect of outstanding options and warrants has been excluded from the diluted calculation because they are antidilutive.

5.       INVENTORIES

Inventories consist of:

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    1999                  1998
                                                                              ------------------    ------------------
                                                                                          (IN THOUSANDS)

Finished goods.............................................................             $  854                $1,501
Work in process............................................................                 23                    28
Purchased parts............................................................              1,958                 1,803
                                                                              ------------------    ------------------
                                                                                        $2,835                $3,332
                                                                              ------------------    ------------------
                                                                              ------------------    ------------------


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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenue represented by each line item in the Company's consolidated statements of operations and the percentage change from the comparative prior period in each line item.


                                                                  Percent of                     Period-to-Period
                                                                   Net Sales                    Percentage Change
                                                        --------------------------------     -------------------------
                                                              Three months Ended                Three months Ended
                                                                   June 30,                       June 30, 1999
                                                            1999              1998               Compared to 1998
                                                        --------------    --------------     -------------------------
Net sales............................................      100.0%            100.0%                    (18.8%)
Cost of sales........................................       26.5              25.4                     (15.2)
                                                        --------------    --------------
Gross profit.........................................       73.5              74.6                     (20.0)

Operating expenses:
     Sales, general and administrative...............       67.0              48.2                      12.8
     Research and development........................       37.1              28.2                       6.9
                                                        --------------    --------------
Total operating expenses.............................      104.1              76.4                      10.6
                                                        --------------    --------------
Loss from operations.................................      (30.6)             (1.8)                  1,249.7

Interest income and other............................        2.3               2.4                     (22.9)
Interest expense.....................................         --                --                        --
                                                        --------------    --------------
Net income (loss)....................................      (28.3%)             0.6%                       --
                                                        --------------    --------------
                                                        --------------    --------------

                                                                  Percent of                     Period-to-Period
                                                                   Net Sales                    Percentage Change
                                                        --------------------------------     -------------------------
                                                               Six months Ended                  Six months Ended
                                                                   June 30,                       June 30, 1999
                                                            1999              1998               Compared to 1998
                                                        --------------    --------------     -------------------------
Net sales............................................      100.0%            100.0%                    (8.4%)
Cost of sales........................................       25.2              26.6                    (13.4)
                                                        --------------    --------------
Gross profit.........................................       74.8              73.4                     (6.5)

Operating expenses:
     Sales, general and administrative...............       61.9              50.3                     12.8
     Research and development........................       34.1              28.3                     10.4
                                                        --------------    --------------
Total operating expenses.............................       96.0              78.6                     11.9
                                                        --------------    --------------
Loss from operations.................................      (21.2)             (5.2)                   267.1

Interest income and other............................        2.1               2.3                    (18.2)
Interest expense.....................................         --                --                       --
                                                        --------------    --------------
Net loss.............................................      (19.1%)            (2.9%)                  507.0%
                                                        --------------    --------------
                                                        --------------    --------------


NET SALES

         Net sales decreased by 18.8% to $7.4 million from $9.2 million for the quarters ended June 30, 1999 and 1998, respectively. For the first six months of 1999, revenue decreased by 8.4% to $16.0 million from $17.4 million for the same period of 1998. These decreases were primarily attributable to a decrease in unit sales of the higher priced debug solutions and to a lesser extent decrease in unit sales of older low cost debug solutions. The decreases were partially offset by the increase in unit sales of CodeTest-Registered Trademark-, revenue from consulting services and favorable year over year currency exchange rate fluctuations affecting international sales. The Company's net sales are presently derived predominantly from sales of software design, debugging, and testing solutions product support and consulting service revenues. The Company generally recognizes revenues from product sales upon shipment. Product support revenues increased by 1.2% over the prior year's three months and increased as a percentage of sales to 15.9% from 12.8%. For the six month period, product support revenues increased by 2.5% and increased as a percentage of sales to 15.0% from 13.4%. The increases in product support revenue as a percentage of net sales were due primarily to the continued pro rata recognition of revenue from product support contracts entered into in prior periods, in combination with a decrease in product sales revenue compared to prior periods. Product support revenues are recognized ratably over the life of each maintenance contract, typically 12 months.

         International sales expressed in U.S. dollars decreased by 25.2% for the quarter ended June 30, 1999 over the comparable period of 1998, to 35.8% of net sales as compared to 38.8% of net sales in the prior comparable quarter. For the six months ended June 30, 1999, international sales decreased 21.2% over the same period in 1998, representing 37.6% of total sales versus 43.7% in the prior comparable period. The reduction in international revenues as expressed in U.S. dollars was primarily attributable to a decrease in unit sales in Japan, and to a lesser extent, a decrease in units sales in Europe.

         The Company's sales through its foreign subsidiaries are generally denominated in local currencies, and as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the exchange rates remained the same from the prior comparable periods, especially in Japan, the dollar amount of overall company sales would have decreased 20.5% for the quarter ended June 30, 1999 compared to the comparable prior period and decreased 10.5% for the six months ended June 30, 1999 The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

         The Company's gross profit decreased to $5.5 million, or 73.5% of net sales, from $6.8 million, or 74.6% of net sales, in the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the Company's gross profit decreased to $11.9 million from $12.8 million in the prior comparable period, representing 74.8% and 73.4% of net sales, respectively. For the three months ended June 30, 1999 the decrease in gross profit as a percentage of sales was primarily attributable to lower unit production over which to spread fixed manufacturing overhead costs, which was partially offset by an increase in net sales of higher margin CodeTest-Registered Trademark- products. For the six months ended June 30, 1999, the increase in gross profit as a percentage of net sales was primarily attributable to an increase in net sales of the higher margin CodeTest-Registered Trademark- tools, and to a lesser extent a decrease in third party royalty fees for product licenses. These were partially offset by lower unit production over which to spread fixed manufacturing overhead costs. The Company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent licenses and variances in volume and the impact on the related absorption of factory overhead costs.

SALES, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses were $5.0 million or 67.0% of net sales, and $4.4 million, or 48.2% of net sales, for the quarters ended June 30, 1999 and 1998, respectively. For the six month periods ended June 30, 1999 and 1998, sales, general and administrative expenses were $9.9 million or 61.9% of net sales, and $8.8 million or 50.3% of net sales, respectively. The dollar amount increases between comparable periods were primarily attributable to increased compensation related expense, headcount and promotional costs in connection with the Company's expansion of its sales and marketing efforts, which were partially offset by a reduction in professional fees. The percentage increase in sales, general and administrative expenses as a percentage of net sales between comparable periods was primarily attributable to lower revenues than anticipated during the quarter and six months ended June 30, 1999. The Company expects its sales and marketing expenditures will increase in absolute dollars in the future but, except for short term fluctuations due to revenue uncertainties, at a slower rate than the increase in overall revenues.

         Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company does from time to time hedge a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. Although the Company generally plans to continue to engage in exchange rate hedging activities with respect to certain exchange rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $2.8 million, or 37.1% of net sales, and $2.6 million, or 28.2% of net sales, for the quarters ended June 30, 1999 and 1998, respectively. For the six month periods ended June 30, 1999 and June 30, 1998, research and development expenses were $5.4 million, or 34.1% of net sales, and $4.9 million, or 28.2% of net sales, respectively. The increase in the dollar amount between comparable periods was primarily attributable to an increase in headcount and compensation related expenses which was partially offset by a reduction in prototyping costs. The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new product and market directions. As a result, the Company expects that its net research and development expenses will increase in absolute dollars in the future but, except for short term fluctuations due to revenue uncertainties, at a slower rate than the increase in overall revenues.

OTHER

         The Company's interest (net) and other income decreased by $52,000 between the comparable three month periods and $77,000 between the comparable six month periods due primarily to a decrease in short-term investments of marketable securities.

TAXES

         The Company accounts for income tax provision in accordance with SFAS 109, "Accounting for Income Taxes". SFAS 109 requires calculation of an estimated annual effective tax rate and applies such tax rate to the pre-tax income of interim periods. The Company anticipates a tax loss for the year, and accordingly its estimated annual effective tax rate is 0%, and no income tax provision is required.

         A valuation allowance has been provided for all deferred tax assets, including net operating loss and credit carryforwards. (See Note 7 of "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report to Shareholders.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital principally for the financing of inventory, capital equipment and accounts receivable, and for investment in sales and marketing expansion, product development activities, new technologies and potential company or product line acquisitions. Proceeds from the Company's initial public offering in 1995 were $13.0 million net of costs. Since the offering, the Company has used $4.6 million to purchase capital equipment, $2.4 million to pay off bank debt, $.5 million to purchase a product line and the remaining proceeds of $5.5 million have been invested in short term commercial and government paper and money market funds. For the six months ended June 30, 1999 and 1998, the Company used $953,000 and $55,000, respectively, of cash from operations. Investing activities provided $1.3 million during the six months ended June 30, 1999 from the sale of short term investments partially offset by equipment purchases. During the six months ended June 30, 1998 investing activities used $217,000. As of June 30, 1999, the Company had working capital of $16.4 million, including $14.9 million of cash, cash equivalents and short-term investments.

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

IMPACT OF YEAR 2000

         The Company is taking steps to evaluate and minimize the risk presented by the potential impact of the Year 2000 issue. The Company formed a committee to conduct an assessment of the Company's preparedness for the Year 2000, as well as the preparedness of third parties relevant to the Company's business. The assessment consists of five phases: Awareness, which consists of making Company personnel, and those at third parties, aware of the Year 2000 issue; Inventory, which consists of identifying the Company's operations or systems which are Year 2000 sensitive; Analysis, which consists of determining whether sensitive areas will in fact be adversely impacted by Year 2000 issues; Remediation, which consists of addressing potential Year 2000 issues; and Contingency Planning, which consists of developing strategies for those areas where remediation may not be effective or practicable. In conducting its assessment, the committee evaluated, among other things, the Company's internal information systems, the engineering and product development software, the Company's hardware, and general facilities infrastructure. The assessment has been completed for the Company's information system and general facilities infrastructure. The Company has completed the awareness, inventory, analysis, remediation phases and a contingency plan with respect to other systems.

         The Company's business operations information system was upgraded in the standard course of systems maintenance early in 1998. The current version has been certified by Oracle to be Year 2000 compliant. The Company has completed the analysis and remediation phase with respect to its assessments of its own products.

         The Company estimates that it has expended approximately $175,000 in assessing and re-mediating internal Year 2000 issues, in addition to those upgrades that have been made as part of standard system maintenance. The Company does not believe that its assessment and remediation activities have resulted in any material delay or deferral of systems maintenance or upgrades. The Company believes the additional aggregate costs of its internal assessment and upgrade, other than those implemented in the course of normal maintenance and equipment upgrades, will not exceed $75,000, to be expended over the next quarter.

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

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 25, 1999. The following matters were voted upon by the shareholders with the following results:

(1) The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal: Robert L. Deinhammer, Charles H. House, Elwood D. Howse, Jr., Anthony Miadich, Paul N. Risinger and Stephen J. Verleye.

     The number of votes cast for or withheld for each director nominee was as follows:

           NOMINEE                             FOR                  WITHHELD
           -------                             ---                  --------
           Robert L. Deinhammer             5,626,253                556,157

           Charles H. House                 5,630,318                552,362

           Elwood D. Howse, Jr.             5,630,118                552,562

           Anthony Miadich                  5,630,768                551,912

           Paul N. Risinger                 5,629,718                552,962

           Stephen J. Verleye               5,630,348                552,332

(2) The shareholders voted 3,023,669 shares in the affirmative, 1,332,975 shares in the negative, 15,666 abstained, 1,810,370 broker non-votes and 517,804 other unvoted to stagger the terms of the Board of Directors. Since an affirmative vote of at least a majority of all outstanding shares of Common Stock is required for approval of the proposal, it was not adopted.

(3) The shareholders voted 4,905,113 shares in the affirmative, 1,249,773 shares in the negative, 27,794 abstained, and 517,804 other unvoted to amend the existing Applied Microsystems Corporation 1992 Performance Stock Plan, as amended, to increase the number of shares issuable thereunder from 2,575,317 shares to 2,825,317 shares.

(4) The shareholders voted 6,015,246 shares in the affirmative and 157,080 shares in the negative, 10,354 abstained, and 517,804 other unvoted to ratify the appointment of Ernst & Young LLP, as independent auditors for the Company's fiscal year ending December 31, 1999.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (A)  The following exhibits are filed as part of this report.

              10.18  Employment Agreement with Stephen  J. Verleye.

         (B)  Report on Form 8-K

              The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on August 13, 1999.


                                       APPLIED MICROSYSTEMS CORPORATION
                                       (Registrant)

                                       By /s/ Stephen J. Verleye
                                          -----------------------------
                                                Stephen J. Verleye
                                                PRESIDENT & CEO

                                  EXHIBIT INDEX

     Exhibit No.                   Description                              Page No.
     -----------                   -----------                              --------
        10.18          Employment Agreement with Stephen J. Verleye            18