Form 10-Q
period 1999-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 1999-11-15
CIK 1000787

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

                For the quarterly period ended September 30, 1999

                                       or

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

             5020 148TH AVENUE N.E., REDMOND, WASHINGTON 98052-5172
                                 (425) 882-2000
  (Address of principal executive offices, including zip code; registrant's telephone number, including area code)

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value: 6,754,878 shares outstanding as of November 5, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        APPLIED MICROSYSTEMS CORPORATION

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of  September 30, 1999 and December 31, 1998.........................3

              Consolidated Statements of Operations for the three months and nine months ended September 30,
              1999 and 1998.......................................................................................4

              Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.........5

              Notes to Consolidated Financial Statements..........................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................................8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.........................................13

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...................................................................14

              Signatures.........................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1999              1998
                                                                 -------------     ------------
                                                                  (UNAUDITED)
                                                                        (IN THOUSANDS)

                                   ASSETS
Current assets:
     Cash and cash equivalents................................       $  2,499         $  6,041
     Short-term investments...................................         11,710           11,101
     Accounts receivable......................................          7,584            8,483
     Inventories..............................................          3,031            3,332
     Prepaid and other current assets.........................            536              518
                                                                     --------         --------
         Total current assets.................................         25,360           29,475

Property and equipment, net...................................          2,605            2,918
Other assets..................................................            969              897
                                                                     --------         --------
         Total assets.........................................       $ 28,934         $ 33,290
                                                                     --------         --------
                                                                     --------         --------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable.........................................       $  2,428         $  3,283
     Accrued payroll..........................................          2,253            1,840
     Other accrued expenses...................................          1,157            1,129
     Deferred revenue.........................................          3,600            3,107
                                                                     --------         --------
         Total current liabilities............................          9,438            9,359

Shareholders' equity:
     Preferred stock, par value $.01..........................             --               --
     Common stock, par value $.01.............................         25,516           25,383
     Cumulative translation adjustment........................             15              120
     Accumulated deficit......................................         (6,035)          (1,572)
                                                                     --------         --------
         Total shareholders' equity...........................         19,496           23,931
                                                                     --------         --------
         Total liabilities and shareholders' equity...........       $ 28,934         $ 33,290
                                                                     --------         --------
                                                                     --------         --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------      -------------------------------
                                                         1999              1998               1999               1998
                                                        -------           -------           --------           --------
                                                                (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Net sales......................................         $ 8,328           $ 9,957           $ 24,281           $ 27,365
Cost of sales..................................           2,333             2,525              6,351              7,163
                                                        -------           -------           --------           --------
Gross profit...................................           5,995             7,432             17,930             20,202

Operating expenses:
     Sales, general and administrative.........           4,604             4,825             14,480             13,584
     Research and development..................           2,989             2,659              8,433              7,592
                                                        -------           -------           --------           --------
Total operating expenses.......................           7,593             7,484             22,913             21,176
                                                        -------           -------           --------           --------
Loss from operations...........................          (1,598)              (52)            (4,983)              (974)

Interest income and other, net.................             175               184                520                605
                                                        -------           -------           --------           --------
Income (loss) before income taxes..............          (1,423)              132             (4,463)              (369)
Income taxes...................................              --                19                 --                 19
                                                        -------           -------           --------           --------
Net income (loss)..............................         $(1,423)          $   113           $ (4,463)          $   (388)
                                                        -------           -------           --------           --------
                                                        -------           -------           --------           --------

Basic earnings (loss) per share.................        $ (0.21)          $  0.02           $  (0.67)          $  (0.06)
Shares used in basic per-share calculation......          6,738             6,789              6,711              6,861

Diluted earnings (loss) per share...............        $ (0.21)          $  0.02           $  (0.67)          $  (0.06)
Shares used in diluted per-share calculation....          6,738             6,983              6,711              6,861

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                  1999              1998
                                                                                 -------           -------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net loss...................................................................      $(4,463)          $ (388)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.........................................          925              901
Changes in operating assets and liabilities:
     Accounts receivable...................................................          899           (2,254)
     Inventories...........................................................          301              128
     Prepaid expenses......................................................          (18)             545
     Other assets..........................................................           (2)            (247)
     Accounts payable and accrued expenses.................................         (414)           1,164
     Deferred revenue......................................................          493              616
                                                                                 -------          -------
         Net cash provided by (used in) operating activities...............       (2,279)             465

Cash flows from investing activities:
     Purchases of short-term investments...................................         (609)            (798)
     Property and equipment additions......................................         (682)            (819)
                                                                                 -------          -------
         Net cash used in investing activities.............................       (1,291)          (1,617)

Cash flows from financing activities:
     Sale of common stock to employees.....................................          132              145
     Stock options exercised...............................................            1               10
     Stock repurchase......................................................           --           (1,099)
     Payments on long-term obligations.....................................           --              (15)
                                                                                 -------          -------
         Net cash provided by (used in) financing activities...............          133             (959)

Effects of foreign exchange rate changes on cash...........................         (105)             135
                                                                                 -------          -------
Decrease in cash and cash equivalents......................................       (3,542)          (1,976)
Cash and cash equivalents at beginning of period...........................        6,041            6,336
                                                                                 -------          -------
Cash and cash equivalents at end of period.................................      $ 2,499          $ 4,360
                                                                                 -------          -------
                                                                                 -------          -------
Supplemental disclosures of cash paid (received):
     Income taxes..........................................................      $    31          $   (19)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation ("Applied" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998.

2.       COMPUTATION OF EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted earnings (loss) per share if their effect is antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         As defined by applicable accounting and reporting standards, Applied's comprehensive income (loss) is comprised of net income or loss and the effects of current-period translation adjustments which are recorded directly to equity. During the third quarter of 1999, comprehensive loss amounted to $703,000, compared to comprehensive income of $417,000 for the third quarter of 1998. For the nine months ended September 30, 1999, comprehensive loss amounted to $4.6 million, compared to comprehensive loss of $253,000 for the nine months ended September 30, 1998.

4.       EARNINGS (LOSS) PER SHARE

                                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                         1999                    1998
                                                                                       -------                 -------
                                                                                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Numerator:
    Numerator for basic and diluted earnings (loss) per share -
      net income (loss)....................................................            $(1,423)                $   113
                                                                                       -------                 -------
                                                                                       -------                 -------
Denominator:
    Denominator for basic earnings (loss) per share - weighted
      average common shares outstanding....................................              6,738                   6,789
    Effect of dilutive securities:
    Stock options based on the treasury-stock method, using average market
      price................................................................                 --                     194
                                                                                       -------                 -------
    Denominator for diluted earnings (loss) per share......................              6,738                   6,983
                                                                                       -------                 -------
                                                                                       -------                 -------
Basic earnings (loss) per share............................................            $ (0.21)                $  0.02
                                                                                       -------                 -------
                                                                                       -------                 -------
Diluted earnings (loss) per share..........................................            $ (0.21)                $  0.02
                                                                                       -------                 -------
                                                                                       -------                 -------

         The effect of outstanding options was excluded from the calculation of diluted earnings (loss) per share in those periods in which they were antidilutive. Therefore, there was no difference between basic and diluted per-share calculations for the three-month period ended September 30, 1999 shown in the table above, or for the nine-month periods ended September 30, 1999 and 1998.

5.       INVENTORIES

Inventories consist of the following:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1999             1998
                                                    -------------    ------------
                                                           (IN THOUSANDS)
Finished goods....................................     $ 1,027          $ 1,501
Work in process...................................          58               28
Purchased parts...................................       1,946            1,803
                                                       -------          -------
                                                       -------          -------
                                                       $ 3,031          $ 3,332
                                                       -------          -------
                                                       -------          -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Applied Microsystems Corporation ("Applied" or the "Company") is a leader and innovator in embedded systems solutions. Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Embedded systems are used extensively in the new Internet device industry, telecommunications, internetworking, avionics, computer peripherals, office products, medical instrumentation and industrial process control. Embedded systems are also found in consumer markets such as the automotive and entertainment industries. A wide variety of products use embedded systems, such as hand-held computing devices, cellular telephones, set-top boxes, automated teller machines, hospital patient monitors, airplane flight control systems, automotive braking systems, modems, facsimile machines, video games, and so forth.

         Applied's products help embedded software companies bring products to market faster by providing innovative tools to develop, debug and test embedded products faster, more reliably and at a lower cost.

NET SALES

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                     -----------------------------------------------------------------------
(dollars in thousands)                  1999        1998      CHANGE          1999        1998      CHANGE
                                     -----------------------------------------------------------------------
Net sales                             $ 8,328     $ 9,957      (16%)        $ 24,281    $ 27,365     (11%)

         The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months. The Company's net sales are presently derived primarily from sales of software design, debugging, and testing solutions, as well as product support and consulting service revenues.

         The decreases in net sales from the prior periods were primarily attributable to a decrease in unit sales of higher-priced debug products and decreases in unit sales of certain older lower-priced debug products. These decreases were partially offset by increased sales of CodeTEST-Registered Trademark- and PowerTAP-Registered Trademark- products, increased licensing and consulting revenues, and favorable period-over-period currency exchange rate fluctuations affecting international sales.

         For the three months ended September 30, 1999, product support revenues accounted for 14% of net sales, as compared to 11% for the comparable period in 1998. For the nine-month periods, product support revenues were 15% of net sales in 1999, compared to 13% in 1998. The increased percentages in 1999 are due primarily to overall lower sales levels, though actual product support revenues increased by 1% for the three-month period and 2% for the nine-month period ended September 30, 1999.

         International sales accounted for 37% of net sales in the three months ended September 30, 1999 as compared to 42% of net sales in the prior comparable quarter. For the nine months ended September 30, 1999, international sales accounted for 37% of net sales as compared to 43% in the prior comparable period. In comparison to the prior periods in 1998, international sales decreased 27% in the three months ended September 30, 1999, and decreased 23% in the nine-month period. The decreases in third-quarter and year-to-date international revenues over the prior periods in 1998 are primarily the result of decreased product sales volumes in Japan, and to a lesser extent, decreased product sales volumes in Europe.

         Applied's sales through its foreign subsidiaries are generally denominated in local currencies; as a result, fluctuations in currency exchange rates can have an effect on the Company's reported net sales. Had the exchange rates in the third quarter remained constant from the comparable quarter in 1998, the dollar amount of overall Company sales would have decreased 20% instead of the reported 16% decrease. Had the exchange rates remained constant over the nine-month periods, the dollar amount of overall company sales would have decreased 14% instead of the reported 11% decrease. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. The Company expects international sales, especially in Japan, to continue to account for a significant percentage of its net sales.

GROSS PROFIT

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                     ---------------------------------------------------------------------
(dollars in thousands)                 1999        1998      CHANGE          1999        1998      CHANGE
                                     ---------------------------------------------------------------------
GROSS PROFIT                          $ 5,995    $ 7,432      (19%)        $ 17,930    $ 20,202     (11%)
% OF REVENUES                             72%        75%                        74%         74%

         For the three months ended September 30, 1999, as compared to the third quarter of 1998, the decrease in gross profit as a percentage of net sales was primarily attributable to lower unit production over which to spread fixed manufacturing overhead costs. These increased costs of sales were partially offset by an increase in other licensing agreements and net sales of higher-margin CodeTEST-Registered Trademark- software products.

         The Company expects its gross profit to fluctuate based on its product mix, geographic mix, product and patent licenses, and variances in production volume and the related impact on factory overhead expense absorption.

SALES, GENERAL AND ADMINISTRATIVE

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                     ---------------------------------------------------------------------
(dollars in thousands)                 1999        1998      CHANGE          1999        1998      CHANGE
                                     ---------------------------------------------------------------------
SALES, GENERAL AND ADMINISTRATIVE     $ 4,604    $ 4,825       (5%)        $ 14,480   $ 13,584       7%
% OF REVENUES                             55%        48%                        60%        50%

         The decrease in sales, general and administrative expenses in the third quarter, as compared to the comparable quarter in 1998, was primarily the result of lower sales commissions, commensurate with the overall lower reported revenues in the period. These lower expenses in the quarter were partially offset by increases in certain promotional activities and other personnel-related costs. The increase in sales, general and administrative expenses for the nine-month period was primarily the result of higher personnel-related costs and promotional activities, partially offset by lower sales commissions.

         Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. No such hedging activities were in effect during the nine months ended September 30, 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

RESEARCH AND DEVELOPMENT

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                     ---------------------------------------------------------------------
(dollars in thousands)                 1999        1998      CHANGE          1999        1998      CHANGE
                                     ---------------------------------------------------------------------
RESEARCH AND DEVELOPMENT              $ 2,989    $ 2,659       12%         $ 8,433    $ 7,592        11%
% OF REVENUES                             36%        27%                       35%        28%

         The increase in research and development expenses from the 1998 periods was primarily attributable to an increase in engineering headcount and corresponding compensation-related expenses. These increased expenses are a direct result of the Company's investment in strategic new initiatives, including the development of LiveCODE-Registered Trademark-, which is expected to be released within the next few months. LiveCODE enables developers to trace and analyze the execution history of their application software as it is running in the target system. This new product also gives developers the capability to interact with the program as it is being executed without interrupting execution or having to recompile the application. Applied has also increased engineering effort related to recently announced development agreements with Microsoft Corporation and Nintendo Co., Ltd.

         The Company intends to continue to make substantial investments in product development, including development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new product and market directions.

INTEREST INCOME AND OTHER, NET

                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                     ---------------------------------------------------------------------
(dollars in thousands)                 1999        1998      CHANGE          1999        1998      CHANGE
                                     ---------------------------------------------------------------------
INTEREST INCOME AND OTHER, NET         $ 175      $ 184        (5%)         $ 520       $ 605       (14%)

         The Company's interest income and other, net, decreased from prior periods due primarily to a decrease in cash available for short-term investments.

INCOME TAXES

         The Company accounts for its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS 109 requires calculation of an estimated annual effective tax rate and applies such tax rate to the pre-tax income (loss) of interim periods. The Company anticipates a tax loss for the year; therefore, its estimated annual effective tax rate is 0%, and no income tax provision or benefit is recorded.

         A valuation allowance has been provided for all deferred tax assets, including net operating loss and credit carryforwards. (See Note 7 of "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report to Shareholders on Form 10-K.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital primarily for the financing of inventories and accounts receivable, capital equipment purchases, sales and marketing efforts, and product development activities. During the nine months ended September 30, 1999, Applied used cash of $2.3 million for operating activities compared to the nine-month period in the prior year in which operating activities provided $465,000. The Company purchased $682,000 in equipment during the nine months ended September 30, 1999, compared to purchasing $819,000 during the comparable nine months in 1998.

         As of September 30, 1999, the Company had working capital of $15.9 million, including $14.2 million of cash, cash equivalents and short-term investments. In May 1999 Applied renewed its revolving line of credit with a commercial bank. Under the terms of the line of credit, the Company may borrow up to $7.0 million at either the bank's prime rate or LIBOR plus 1.45%. Any such amounts borrowed would be due at the expiration of the line of credit on May 31, 2000. The line of credit is secured by all of the Company's inventories, chattel paper, accounts and general intangibles and includes certain financial covenants. There were no amounts outstanding as of September 30, 1999.

         The Company believes that its existing working capital, together with funds from operations and its available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will depend on a number of factors, including costs associated with sales and marketing programs, product development efforts, the success of the commercial introduction of new Applied products, and the potential use of funds for strategic purposes. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

IMPACT OF YEAR 2000

         The Company has taken steps to evaluate and minimize the risk presented by the potential impact of the Year 2000 issue. The Company formed a committee to conduct an assessment of the Company's preparedness for the Year 2000, as well as the preparedness of third parties relevant to the Company's business. The assessment consists of five phases: (1) Awareness, which consists of making Company personnel, and those at third parties, aware of the Year 2000 issue; (2) Inventory, which consists of identifying the Company's operations or systems which are Year 2000 sensitive; (3) Analysis, which consists of determining whether sensitive areas will in fact be adversely impacted by Year 2000 issues; (4) Remediation, which consists of addressing potential Year 2000 issues; and (5) Contingency Planning, which consists of developing strategies for those areas where remediation may not be effective or practicable. In conducting its assessment, the committee evaluated, among other things, the Company's internal information systems, the engineering and product development software, the Company's hardware, and general facilities infrastructure. This assessment was completed earlier in 1999.

         The Company's business operations information system was upgraded in the standard course of systems maintenance early in 1998. The current version has been certified by Oracle to be Year 2000 compliant. The Company estimates that it has expended approximately $200,000 in assessing and re-mediating internal Year 2000 issues, in addition to those upgrades that have been made as part of standard system maintenance. The Company does not believe that its assessment and remediation activities have resulted in any material delay or deferral of systems maintenance or upgrades. The Company believes the additional aggregate costs of its internal assessment and upgrade, other than those implemented in the course of normal maintenance and equipment upgrades, will not exceed $20,000, to be expended during the fourth quarter of 1999.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Statements in this report that are not historical facts constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in new product introductions, potential declining product prices and margins of existing products, the ability of the Company's suppliers to provide components and assemblies when needed, uncertain market acceptance of new products, uncertain growth in the marketplace in which the Company operates, competitive product offerings, continuation of Asian economic difficulties, potential unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, the actual level of compliance with Year 2000 issues by the Company and third parties, and other risks set forth in the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Outlook: Issues and Uncertainties" in the Company's 1998 Annual Report to Shareholders on Form 10-K.

         The Company's competitors continue to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

         The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including those factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Applied develops products in the United States and sells primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the Company's products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make the Company's products less competitive in foreign markets.

         The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than six months. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      The following exhibits are filed as part of this report.

                  10.18 Attachment B of Employment Agreement with Stephen J. Verleye.

                  27       Financial Data Schedule

         (B)      Report on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  APPLIED MICROSYSTEMS CORPORATION
                                  (Registrant)

Date:  November 12, 1999          By: /s/   Robert  C.  Bateman
       -----------------              -------------------------
                                        Robert C. Bateman
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                        SECRETARY AND TREASURER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)

                                              EXHIBIT INDEX

     Exhibit No.                               Description
     -----------                               -----------
        10.18          Attachment B of Employment Agreement with Stephen J. Verleye.

        27             Financial Data Schedule
