Form 10-K
period 1999-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2000-03-29
CIK 1000787

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                             -----------------------

(Mark One)
[ X ]    Annual report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                   For the fiscal year ended December 31, 1999

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

Common stock: 6,885,951 shares outstanding as of March 17, 2000.

         The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 17, 2000, as reported on Nasdaq, was $82,795,304. (1)

        (1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the Registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement relating to the registrant's 2000 Annual Meeting of Shareholders to be held on May 23, 2000, are incorporated by reference into Part III of this Report.

===============================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I

ITEM 1.       Business.........................................................................  1

ITEM 2.       Properties.......................................................................  9

ITEM 3.       Legal Proceedings................................................................ 10

ITEM 4.       Submission of Matters to a Vote of Security Holders.............................. 10


PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters............ 10

ITEM 6.       Selected Consolidated Financial Data............................................. 11

ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................... 12

ITEM 7A.      Qualitative and Quantitative Disclosures about Market Risk....................... 19

ITEM 8.       Financial Statements and Supplementary Data...................................... 20

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure....................................................................... 40


PART III

ITEM 10.      Directors and Executive Officers of the Registrant............................... 40

ITEM 11.      Executive Compensation........................................................... 40

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management................... 40

ITEM 13.      Certain Relationships and Related Transactions................................... 40


PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................. 41


                                     PART I


ITEM 1.           BUSINESS

         The following Business section includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward-looking. In particular, the statements herein regarding industry prospects and the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from expectations. The section entitled "Factors Affecting Future Results and Forward-Looking Statements" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

         Applied Microsystems Corporation ("Applied" or the "Company") is a leader and innovator in software tools and technologies. Applied's products and services help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost. The Company's products have historically been targeted to meet the needs of embedded systems markets, and Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Embedded systems are used extensively in the new Internet device industry, telecommunications, internetworking, avionics, computer peripherals, office products, medical instrumentation and industrial process control. Embedded systems are also found in consumer markets such as the automotive and entertainment industries. A wide variety of products use embedded systems, such as hand-held computing devices, cellular telephones, set-top boxes, automated teller machines, hospital patient monitors, airplane flight control systems, automotive braking systems, modems, facsimile machines, video games, and so forth.

         The Company is pursuing development efforts to leverage its expertise in traditional embedded systems markets to apply its development and performance-enhancement solutions more specifically to complex Internet infrastructure needs. The Company expects that traditional embedded systems tools may become the tools of choice for creating modern Internet applications and establishing and maintaining Internet infrastructure because these tools are uniquely suited to creating applications that are highly reliable. Such tools are also able to handle real-time operating requirements and complex hardware/software integration.

         The Company's solutions enhance manufacturers' productivity by providing a set of solutions that span a product's lifecycle. Applied's current products and services assist customers with the development of software and the integration of software and hardware in creating embedded products. The Company's new software analysis tools include the CodeOPTIX-TM-family of high-level software visibility tools for application software verification, analysis and test as well as providing the ability to add executable code to programs running in the target systems. Applied provides development tools for third-party operating systems such as Microsoft Corporation's Windows-Registered Trademark- CE, WindRiver Systems' VxWorks-Registered Trademark- and pSOS-TM-, Sun Microsystems' ChorusOS-TM-, and Lynx Real-Time Systems' LynxOS-TM- operating systems; support for development, debug and testing of a wide range of microprocessors; and custom engineering capability to provide customers with specialized tools, intellectual property and design services.

         Applied distributes its development solutions primarily through a network of direct sales and service offices located in the United States, Japan, and Europe and distributors throughout the rest of the world, as well as through partnerships with third-party developers of integrated development environments.

         Applied was incorporated in Washington in 1979 and is headquartered at 5020 148th Avenue NE, Redmond, Washington. The Company is ISO 9002 certified. For more information, visit Applied's home page on the World Wide
Web: http://www.amc.com.

BACKGROUND

         Applied has developed significant expertise in providing development solutions to the embedded systems marketplace. Embedded systems generally include an embedded microprocessor (often referred to as a microcontroller or "MCU"), a read-only memory ("ROM"), real-time operating system ("RTOS") software, and custom software to implement assigned applications. Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Manufacturers worldwide are making increasing use of embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products.

         Manufacturers are faced with an expanding competitive market that requires them to bring increasingly complex products to market faster and at reduced costs. As the computing power of embedded microprocessors has grown, and as unit prices for embedded microprocessors have declined, manufacturers have been able to incorporate vastly improved features, speed and reliability into their products. This additional sophistication has resulted in significantly larger and more complicated application software and increased challenges associated with delivering a product on schedule.

         The development of embedded systems using today's high-speed microprocessors requires the design, debugging and testing of substantial amounts of complex custom application software, which is typically written in a high-level programming language. As the complexity and volume of such software increases, so also increases the potential for programming errors, the need to eliminate performance shortcomings, and the difficulty of thoroughly testing the complete system.

         In their efforts to remain competitive, manufacturers are increasingly faced with the demands of conflicting pressures. As they incorporate advanced microprocessors into their products, these manufacturers must hire more software engineers, develop more embedded software, and intensify their debugging and testing efforts, all of which tend to lengthen product development cycles and/or increase development costs. At the same time, competitive demands for lower-cost, technologically superior products create pressures to minimize development costs and time-to-market. Applied's current development solutions are designed to help customers respond successfully to these conflicting demands.

PRODUCTS

         Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Applied's current development solutions are targeted principally to software engineers in the development of embedded software and associated products. Applied designs its products to support major market segments over a broad range of 16- and 32-bit embedded microprocessors primarily manufactured by Advanced Micro Devices, Inc., Hitachi, Intel Corporation, MIPS Technologies, Inc., and Motorola, Inc.

         The Company's products generally enable engineers to perform debugging functions in high-level programming languages and operate on IBM-compatible personal computers or engineering workstations produced by Hewlett-Packard or Sun Microsystems. The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products and to read file format output from compatible compilers.

         The Company's current products can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems.

HARDWARE-ENHANCED DEBUGGING TOOLS

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

         The Company's emulators perform four basic functions or subsets thereof, depending on product configuration:

          - DOWNLOAD AND RUN CONTROL -- the ability to load the developer's software program into the system under development; to specify predetermined events or problems that may occur in the course of software execution; to stop system operation upon such an occurrence; and to resume operation at the desired point after any alterations have been made to the system or software.

          - EXECUTION TRACE -- the ability to detect, observe and provide an execution history of detailed software instructions and flow by collecting this data in a minimally intrusive manner in the probe's random access memory, which is a capability particularly important in identifying bugs or timing problems or in reconstructing the events leading up to a system failure.

          - OVERLAY MEMORY -- the ability to replace the target system's memory with memory residing in the emulator where embedded software can be debugged and modified easily before it is permanently "burned into" the target system's ROM.

          - HIGH-LEVEL LANGUAGE DEBUGGING -- the ability to display source code, data and relevant RTOS information, and to control each of the development tool's other basic functions through a high-level language interface to the target system under development.


         Applied offers a broad selection of hardware-enhanced software design and debugging tools with a variety of features and prices. The tools are accessed through a high-level language debugger human interface licensed from CAD-UL, Mentor Graphics Corporation, Metrowerks (now Motorola), or Paradigm and generally resold with Applied's product. These hardware-enhanced debugging products are available in two categories: (1) lower-priced, feature-focused products and (2) high-end, higher-priced products based on traditional embedded architecture.

         The lower-priced, feature-focused products include CodeTAP-Registered Trademark-, PowerTAP-TM-, and SuperTAP-TM- tools that are pocket sized and provide a full range of feature capabilities; this category also includes NetROM-TM-, which provides cost-efficient target ethernet access and memory substitution. These tools support the latest generation of microprocessors primarily from Motorola, Intel, Hitachi, Advanced Micro Devices, and MIPS. This product group represented the largest revenue category for Applied in 1999, totaling more than 60% of revenues for the year. Prices for these development solutions range from $3,000 to $30,000, depending on the model and configuration.

         The high-end, higher-priced products include Applied's EL Series and CodeICE-TM- emulators that represent previous-generation technology. These full-featured products support older families of microprocessors from Motorola (680X0 series) and Intel (80960 series). Based upon a shift in designs to newer microprocessors, demand for these products has declined in recent years and represented less than 10% of the Company's revenues in 1999.

         Applied plans to continue to support its hardware-enhanced debugging tools and expects to develop additional products in 2000 to support existing and future microprocessors, as well as to continue to enhance and broaden its user-interface technology with third parties. The process of developing such additional products is subject to the challenges and uncertainties normally associated with product development, and there can be no assurance that the Company will be able to complete these development efforts successfully or in a timely manner.

SOFTWARE ANALYSIS TOOLS

         The Company's software analysis tools include the CodeOPTIX family of high-level software visibility tools based on instrumentation for application software verification, analysis and test as well as providing the ability to add executable code to programs running in the target systems. Applied is focused on growing this portion of its business, and software analysis tools have increased from approximately 10% of revenues in 1997 to more than 25% of revenues in 1999.

         Applied's CodeTEST-Registered Trademark- includes a line of software testing tools which are designed specifically to offer a broad range of optimization and testing capabilities to software developers. These tools measure the performance and reliability of software, as well as the adequacy of the test process itself, in a minimally intrusive manner. The measurements are then displayed in an intuitive format. Software engineers use these products during the full range of system development - beginning with initial software development, extending to system integration, and then to final system test and validation.

         CodeTEST software analysis tools currently include the following modules:

          - COVERAGE ANALYSIS - Basic Block Coverage: the ability to measure the percentage of a software program's routines actually exercised by certain tests; to identify redundancies among tests; to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period; and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

          - ADVANCED COVERAGE TOOLS - adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage levels. For certain industries such as avionics, government regulations mandate test methodologies for each type of software application based on the criticality of that application. Advanced Coverage Tools show what conditions, decision paths, and code statements have been tested.

          - PERFORMANCE ANALYSIS - the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization; to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

          - MEMORY ALLOCATION ANALYSIS - the ability to monitor the use of memory during software execution; to identify likely "memory leaks" and other memory allocation errors in order to improve programming reliability and aid in minimizing the size and cost of the target system's memory.

          - SOFTWARE EXECUTION TRACE - the ability to observe software functions from the source code level to the task level at any point in execution history to address software performance or memory problems.

         The CodeTEST product line currently includes software modules sold separately or with a separate hardware probe. CodeTEST supports the most popular 32-bit microprocessors from Motorola, Intel, Hitachi, Applied Micro Devices, and MIPS, as well as the VME Bus computer architecture. Applied plans to support additional embedded microprocessors with additional releases during 2000, but there can be no assurance as to the success or timeliness of such development efforts.

         In 1997, Applied entered into an OEM agreement with a third-party developer of real time operating systems for integration of certain CodeTEST modules within its integrated development environment. In 1998, Applied released and began shipping a software-only version of two CodeTEST modules, Basic Block Coverage and Memory Allocation Analysis, through this third party. This agreement remained in place throughout 1999. The modules run on the embedded target within the third party's integrated development environment. Applied plans to expand its software-only CodeTEST with additional module releases and distribution channels during 2000.

         In December 1999, Applied began shipping LiveCODE-TM-, the industry's first interactive run-time tracing system. LiveCODE incorporates Applied's automated instrumentation technology, which allows users to interactively debug their software while the application runs in the target. With LiveCODE, developers can graphically display program execution at a high level to quickly understand its operation, trace details in areas of interest and insert code to diagnose problems. All of this can be done without recompiling or stopping the program. Interactively debugging software while the application runs in the target means developers can significantly reduce the time spent debugging and spend more time on developing code.

GAME DEVELOPMENT SYSTEMS

         In August 1999, Applied and Nintendo of America, Inc. announced an agreement whereby Applied would develop software and hardware for Nintendo's next-generation gaming system, code-named "Dolphin." During the latter part of 1999 and into 2000, Applied continued the development effort and anticipates initial shipments of Nintendo development kits in 2000.

         Based in part on the Company's growing expertise in developing tools for complex gaming systems, Applied announced in March 2000 that it had joined PowerPlay - an initiative designed to identify and establish a set of known operating standards for Internet Service Providers and other service and equipment providers. The goal of PowerPlay is to help create open standards that improve the performance of multi-player games on the Internet. Other corporate members of the initiative include Internet infrastructure companies, Internet service providers and game developers. Applied expects to focus increasingly greater resources on the development and support of games development tools.

CUSTOMERS

         The Company's sales are presently concentrated primarily in the internetworking, telecommunications and computer peripherals segments of the electronics industry. Sales to Lucent Technologies Inc. accounted for 10% of consolidated revenues in 1999. The Company expects that a substantial portion of its revenues will continue to be concentrated among a relatively limited number of customers for the foreseeable future. Sales are generally made pursuant to customer purchase orders.

SALES, MARKETING AND CUSTOMER SUPPORT

         Applied distributes its development solutions primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, and distributors throughout the rest of the world, as well as through partnerships with third-party developers of integrated development environments. As of December 31, 1999, the Company had 78 sales and support employees worldwide, including 44 field sales engineers, inside sales specialists and application engineers located at the Company's headquarters and in direct or home sales offices throughout North America, and in the Company's wholly owned subsidiaries in Japan, Germany, France and the United Kingdom. Due to the technical nature of its products, the Company believes that an important aspect of its direct sales strategy is the technical support and training provided to customers. In addition, a high level of customer service and support is critical to customer adoption and successful utilization of design, debugging and testing technology. The Company's field application engineers offer product support and assist customers in incorporating Applied's design, debugging and testing tools into their design process.

         The Company maintains international distribution agreements covering various countries. These agreements generally have a term of 12 months and are exclusive on a country-by-country basis. The sale of software development tools in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, potentially longer payment cycles, differing collection issues, and military, political and transportation risks. The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies. As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease in unit sales to foreign customers. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions. The Company expects that international sales will continue to account for a significant portion of Applied's net sales in the future.

         Applied participates in cooperative marketing activities with other embedded systems development tools providers and embedded microprocessor manufacturers. These relationships enable the Company to further leverage its technical capabilities, customer relationships and international sales and support infrastructure. The Company believes that developing and maintaining these relationships is important to its ability to achieve broad market penetration. Applied's marketing efforts also include attending trade shows, publishing articles, and advertising in trade magazines and journals, direct mail and product demonstrations.

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

COMPETITION

         The traditional market for embedded software development solutions is fragmented and highly competitive, with many providers offering technical solutions to address the design, debugging, testing and service needs of embedded software developers. This market is also subject to rapid change, as technological developments create new needs and render prior technical solutions obsolete. The Company's ability to compete successfully in this market will depend on its ability to develop and introduce new products and features that address the increasingly sophisticated needs of its customers, to implement business relationships that enable it to broaden its product offerings, to provide worldwide customer service and support, and to respond to technological advances, emerging industry standards and practices and competitive developments.

         The principal competition for the Company's hardware-enhanced debugging tools comes primarily from Agilent Technologies, Inc. (formed from a spin-off of various business units of Hewlett-Packard), Lauterbach GmbH, and Embedded Support Tools Corporation, and from various other domestic and international providers of in-circuit emulators, many of which focus primarily on developing products to support specific microprocessors, and, to a lesser extent, from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators.

         Competition for Applied's software analysis tools comes principally from domestic providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by the Company's CodeOPTIX tools. The Company has also historically experienced competition from the engineering departments of major manufacturers, which occasionally develop internal technical solutions to their design, debugging or testing problems.

         Competition among providers of embedded software design, debugging, testing and services focuses on a variety of factors, including the availability of tools that are compatible with the customer's chosen embedded microprocessor, engineering workstation and other software development equipment; performance characteristics and features such as high-speed processing, real-time visibility and control, high-level programming language and ease-of-use; product reliability; price/performance characteristics; customer service and worldwide support; and product availability and delivery time. The Company believes that the relative importance of each of these factors to a prospective customer varies for each development project, depending upon the complexity of the embedded system design, the microprocessor to be used, the project development schedule, and the engineering team's budget and experience level.

         The Company anticipates that the embedded systems development market is likely to experience continued consolidation as companies strive to broaden their product offerings. For example, in February 2000, Wind River announced plans to purchase Embedded Support Tools Corporation. The Company expects competition to increase from both established and emerging companies. The Company believes that much of its competition is now, and will increasingly be, from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and greater name recognition, than Applied.

MANUFACTURING

         The Company maintains manufacturing operations to support its hardware-enhanced development solutions. The manufacturing operations consist of the procurement and inspection of parts and components, assembly, software duplication, and extensive testing of components and finished products. Applied's products incorporate the Company's proprietary software, as well as software licensed from others. The Company conducts virtually all steps of the assembly process, including board assembly, at its facility in Redmond, Washington. The Company has a computerized manufacturing inventory control system that integrates and monitors purchasing, inventory control and production.

         The Company thoroughly inspects and tests its manufactured products during the manufacturing process and tests finished products using tests designed and developed internally based on the custom requirements and functionality of the product. In addition, the Company's products undergo thorough quality inspection and testing, including "burn-in" procedures throughout the manufacturing process to ensure the quality and reliability of the Company's products. Applied also requires that all employees involved in the assembly process undergo thorough training. The Company has maintained its ISO 9002 certification since December 1995. The Company generally warrants that its hardware, software and mechanical parts will be free from defects in materials and workmanship for 90 days domestically and from 90 days to one year internationally, depending on the product and location.

         The Company pursues a strategy of using the latest high-performance hardware components in the manufacture of its development tools. A number of these product components, such as microprocessors, ASICs, standard integrated circuits, memory chips, connectors and cables, are available only from a single source or a limited number of distributors. The Company has entered into agreements with a number of its vendors that include provisions requiring the vendor to maintain specified levels of key parts and components. In addition, due to fluctuating demand levels and limits on production, it is typical for a number of key components to be on "allocation" at any given time. There can be no assurance that the Company will be able to obtain key components in the future in a timely manner, in sufficient quantities, and/or on favorable price terms. The Company has a limited ability to avoid or offset future price increases by suppliers of key components. If the Company were to experience significant future delays, interruptions, or reductions in its supply of key components, or unfavorable price terms, its business, financial condition, and results of operations could be materially adversely affected.

         Although the Company's customers occasionally forecast projected purchase requirements in advance of shipment dates, customers more frequently order on an as-needed basis, and products are often shipped within a few weeks after an order is received. As a result, the Company's ability to plan production and inventory levels is limited. The need for immediate delivery by many customers, as well as the numerous products and configurations sold by the Company, require the Company to maintain a relatively high level of parts in inventory.

         The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. The Company may be subject to future environmental regulations that may impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject the Company to liability. The company is not aware of any significant liability related to environmental issues.

RESEARCH AND DEVELOPMENT

         Applied believes that continued investment in research and development is critical to the Company's future success. Applied continues to make substantial investments in the development of new technologies and products. Because of the competitive importance of offering development solutions that are compatible with particular microprocessors and other equipment to be used in developing embedded systems, solutions providers such as Applied are under continuing pressure to support major new families of embedded microprocessors, as well as advances in other development software and hardware. Applied believes that its future growth and financial performance will depend heavily on its ability to enhance its existing products, develop and introduce new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances, emerging industry standards and practices, and competitive developments. Applied's engineering and development group includes 96 full-time employees. During 1999, research and development expenses were $11.4 million, compared to $10.4 million in 1998 and $8.5 million in 1997.

PROPRIETARY RIGHTS

         The Company's success will depend in part on its ability to protect its technology and to preserve its trade secrets. Although the Company relies primarily upon continuing technological innovations, trade secrets and know-how to develop and maintain its competitive position, it also relies on a combination of patent, copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company has limited patent protection, and there can be no assurance that any patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged or circumvented by competitors. The Company's policies and other measures designed to protect trade secrets and propriety rights may not be adequate to prevent or deter misappropriation of its technology; in addition, competitors may be able to independently develop technologies having similar functions or performance characteristics. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company may not have an adequate legal remedy to prevent or seek redress for future unauthorized misappropriations of the Company's technology.

         The embedded systems development market is characterized by rapid technological change, with frequent introductions of new products and technologies. As a result, industry participants often find it necessary to develop products and features similar to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe the patents of others. Accordingly, the Company's current and future products and processes within the traditional embedded markets or in new markets may conflict with patents that have been granted or may be granted to competitors or others. Such competitors or others could bring legal actions against the Company or its customers, claiming damages and seeking to enjoin manufacturing, marketing or use of the affected product or processes. Similarly, the Company may in the future find it necessary to commence litigation in order to enforce and protect its proprietary rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's resources and result in a significant diversion of management attention. If the outcome of any such litigation were adverse to the Company or its customers, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its existing products; however, as it continues to develop new products and features, the Company anticipates that it may find it desirable or necessary to obtain nonexclusive or exclusive licenses from third parties entitling it to use certain technologies or software solutions. Such licenses may not be available to the Company on acceptable terms, if at all. The Company currently has licenses to several software programs that are used in its design, debugging and testing products. Termination of any such agreement, or failure to renew any such agreement upon its expiration with respect to products the Company intended to continue to market, would require product redesign and could significantly increase the cost to the Company of manufacturing such products and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's loss of or inability to obtain necessary or desirable licenses from third parties could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 1999, the Company had 251 employees, of whom 221 were based in the United States and 30 were based internationally. Of the total, 121 were engaged in Sales, General and Administrative, 96 were in research and development and 34 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 59,000 square-foot building in Redmond, Washington that is leased through May 31, 2001. The Company also leases nine other domestic sales and support offices in the United States and five international sales offices in Japan, France, Germany and the United Kingdom. The Company believes that its facilities are adequate to satisfy its projected requirements, including its requirements for production capacity into 2000, and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, Applied is involved in legal proceedings, none of which is currently considered material to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Applied Microsystems' common stock trades on The Nasdaq Stock Market-Registered Trademark-("Nasdaq") under the symbol "APMC." The Company estimates that at March 17, 2000, there were approximately 3,000 beneficial owners of the Company's common stock, as estimated by the number of record holders including participants in security positions listings.

         The closing price of the Company's common stock as reported by Nasdaq on March 17, 2000 was $19.63 per share. The price per share in the following table sets forth the low and high closing prices on Nasdaq for the quarter indicated:

                                         LOW             HIGH
                                       -------          ------
           1997
                First quarter          $   4.88         $  16.00
                Second quarter             3.88            10.50
                Third quarter              8.00            12.88
                Fourth quarter             5.00            12.63
          1998
                First quarter          $   4.50         $   8.88
                Second quarter             3.81             7.63
                Third quarter              2.63             4.63
                Fourth quarter             2.13             4.75
          1999
                First quarter          $   2.75         $   4.81
                Second quarter             2.50             3.44
                Third quarter              2.19             4.13
                Fourth quarter             3.56            13.75


         The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                      1999          1998          1997         1996          1995
                                                    --------      --------      --------     --------      --------
                                                              (in thousands, except per-share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                           $ 33,241      $ 37,020      $ 39,124     $ 38,662      $ 31,039
Cost of sales                                          8,664         9,587        10,532       10,793         9,530
                                                    --------      --------      --------     --------      --------
Gross profit                                          24,577        27,433        28,592       27,869        21,509
Operating expenses:
   Sales, general and administrative                  18,929        18,104        18,542       15,142        13,321
   Research and development                           11,435        10,438         8,468        7,988         6,275
                                                    --------      --------      --------     --------      --------
Total operating expenses                              30,364        28,542        27,010       23,130        19,596
                                                    --------      --------      --------     --------      --------
Income (loss) from operations                         (5,787)       (1,109)        1,582        4,739         1,913
Interest income and other, net                           706           783           669          559          (154)
                                                    --------      --------      --------     --------      --------
Income (loss) before income taxes                     (5,081)         (326)        2,251        5,298         1,759
Income taxes                                              --            19           349        1,582           305
                                                    --------      --------      --------     --------      --------
Net income (loss)                                   $ (5,081)     $   (345)     $  1,902     $  3,716      $  1,454
                                                    ========      ========      ========     ========      ========

Basic earnings (loss) per share                     $  (0.76)     $  (0.05)     $   0.28     $   0.57      $   0.94
Shares used in basic per-share calculation             6,727         6,811         6,769        6,545         1,551

Diluted earnings (loss) per share                   $  (0.76)     $  (0.05)     $   0.26     $   0.52      $   0.27
Shares used in diluted per-share calculation           6,727         6,811         7,297        7,097         5,329

                                                                            DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                      1999          1998          1997         1996          1995
                                                    --------      --------      --------     --------      --------
                                                                           (in thousands)
BALANCE SHEET DATA:
Working capital                                     $ 16,311      $ 20,116     $ 20,547      $ 19,415      $ 15,756
Total assets                                          28,042        33,290       32,582        30,824        26,846
Long-term debt, net of current portion                    --            --           --            15            68
Shareholders' equity                                  19,187        23,931       24,291        22,607        18,654


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Applied Microsystems Corporation is a leader and innovator in software tools and technologies. Applied's products help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost. The Company's products have historically been targeted to meet the needs of embedded systems markets, and Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Embedded systems are used extensively in the new Internet device industry, telecommunications, internetworking, avionics, computer peripherals, office products, medical instrumentation and industrial process control. Embedded systems are also found in consumer markets such as the automotive and entertainment industries. A wide variety of products use embedded systems, such as hand-held computing devices, cellular telephones, set-top boxes, automated teller machines, hospital patient monitors, airplane flight control systems, automotive braking systems, modems, facsimile machines, video games, and so forth.

         The Company is pursuing development efforts to leverage its expertise in traditional embedded systems markets to apply its development and performance-enhancement solutions more specifically to complex Internet infrastructure needs. The Company expects that traditional embedded systems tools may become the tools of choice for creating modern Internet applications and establishing and maintaining Internet infrastructure because these tools are uniquely suited to creating applications that are highly reliable. Such tools are also able to handle real-time operating requirements and complex hardware/software integration.

RESULTS OF OPERATIONS

                                              CHANGE FROM                  CHANGE FROM
(DOLLARS IN THOUSANDS)             1999        PRIOR YEAR       1998       PRIOR YEAR       1997
--------------------------------------------------------------------------------------------------
NET SALES                         $33,241       $(3,779)       $37,020        $(2,104)     $39,124
                                                   (10%)                          (5%)


         The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sale or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months. See Note 1 of Notes to Consolidated Financial Statements.

         The Company's net sales are presently derived primarily from sales of software design, debugging, and testing solutions, as well as product support and consulting services. During 1998 and 1999, the Company experienced continuing declines in sales volumes of its higher-priced "high-end" emulator products as the overall market demand for this type of product decreased at a more rapid pace than anticipated. High-end debug products accounted for over 40% of net sales in 1997, but have since declined to less than 10% of net sales in 1999. The Company's lower-priced, hardware-based debug products have increased as a percentage of net sales from 43% of net sales in 1997 to nearly 60% of net sales in 1999. The Company's new software analysis tools, including CodeTEST and the recently released LiveCODE products, have increased from approximately 10% of net sales in 1997 to more than 25% of net sales in 1999. The Company's net sales also include product support revenues, which are included within the aforementioned major categories of Applied's products. These support revenues represented 14% of net sales in 1999, compared to 13% in 1998 and 12% in 1997.

         The decrease in net sales in 1999 as compared to 1998 was primarily attributable to a decrease in unit sales of high-end debug products and decreases in unit sales of certain older lower-priced debug products. The overall lower net sales were partially offset by increased sales of software analysis tools, primarily from the CodeTEST product line, and increased consulting revenues as the Company progressed under its agreement with Nintendo to provide development kits for Nintendo's next-generation gaming system. Applied also had improved sales in 1999 of certain lower-priced debug products, including PowerTAP, and favorable year-over-year currency exchange rate fluctuations affecting the dollar value of international sales.

         The decrease in net sales in 1998 as compared to 1997 was primarily attributable to a decline in unit sales of high-end debug products and to a lesser extent currency exchange rate fluctuations unfavorably affecting the dollar value of international sales. These decreases were partially offset by an increase in unit sales and average selling price of lower-priced debug products, and to a lesser extent on increased patent license royalties and consulting services.

         International sales represented 38% of net sales in 1999, compare to 44% in 1998 and 49% in 1997. In U.S. dollars, international sales outside of North America decreased 22% in 1999, as compared to 1998. International sales decreased 16% in 1998, as compared to net sales in 1997. The decreases in 1999 and 1998 were attributable primarily to a reduction in unit sales and average selling price of the Company's products internationally, particularly as the Asian economies have experienced overall weakness. The decrease in 1998 was partially offset by an increase in unit sales in Europe.

         Applied's sales through its foreign subsidiaries are generally denominated in local currencies; as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the average exchange rates in 1999 remained constant from 1998, the dollar amount of overall Company net sales would have decreased 13% instead of the reported 10% decrease. Had the average exchange rates in 1998 remained constant from 1997, the dollar amount of overall Company sales would have decreased 3% instead of the reported 5% decrease. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. While international sales have decreased over the past three years in total and as a percentage of revenues, the Company expects international sales to continue to account for a significant percentage of its net sales.

                                        PERCENTAGE OF                 PERCENTAGE OF                 PERCENTAGE OF
(DOLLARS IN THOUSANDS)        1999        NET SALES         1998        NET SALES         1997        NET SALES
-----------------------------------------------------------------------------------------------------------------
COST OF SALES                $8,664          26%           $9,587          26%          $10,532          27%

GROSS PROFIT                $24,577          74%          $27,433          74%          $28,592          73%


         Cost of sales includes materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services and estimated warranty. The Company performs periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves are included within cost of sales. The dollar amounts of cost of sales and gross profit fluctuate based on the volume of corresponding net sales.

         Overall, cost of sales and gross profit as a percentage of net sales have remained constant over the reporting periods, despite the change in product mix toward software analysis tools and lower-priced debug products. Software analysis tools generally have a higher gross profit percentage than the Company's traditional debug products. However, the increased gross profit on software analysis tools was offset by additional required inventory reserves for high-end inventory, the allocation of overhead expenses over a lower volume of production as unit sales have decreased, and lower comparative margins on consulting services.

         The Company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent license royalties and variances in volume and related absorption of factory overhead costs. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross profit percentages.

                                                      CHANGE FROM                       CHANGE FROM
(DOLLARS IN THOUSANDS)                   1999         PRIOR YEAR          1998          PRIOR YEAR          1997
-----------------------------------------------------------------------------------------------------------------
 SALES, GENERAL AND
   ADMINISTRATIVE EXPENSES             $18,929              $825         $18,104            $(438)        $18,542
                                                              5%                              (2%)

         The increase in sales, general, and administrative expenses in 1999 was due primarily to higher marketing expenditures incurred as the Company launched its CodeOPTIX product family, as well as certain higher personnel-related expenditures. Expenses in 1999 also included accelerated amortization on certain purchased technology. The higher overall expenses for the year were offset in part by lower sales commissions, commensurate with lower reported revenues in 1999, as well as certain lower consulting expenses.

         The decrease in 1998 in comparison to 1997 was due primarily to a reduction in foreign currency exchange losses as well as a reduction in general operating expenses. These lower expenditure levels were partially offset by increased headcount, compensation-related expenses, and promotional costs in connection with the company's expansion of its sales and marketing efforts.

         The Company expects its sales and marketing expenditures to increase in the future as it introduces and markets new products and continues to expand its sales, general and administrative organization.

         Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. No such hedging activities were in effect during 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

                                                      CHANGE FROM                      CHANGE FROM
(DOLLARS IN THOUSANDS)                   1999         PRIOR YEAR          1998          PRIOR YEAR         1997
----------------------------------------------------------------------------------------------------------------
 RESEARCH AND DEVELOPMENT
   EXPENSES                            $11,435              $997         $10,438            $1,970        $8,468
                                                             10%                               23%


         The increase in research and development expenses in 1999, as compared to 1998, was primarily attributable to increased engineering headcount and correspondingly higher compensation-related expenses. These increased expenses were a direct result of the Company's investment in strategic new initiatives, including the development of LiveCODE, which was first commercially shipped in December 1999. LiveCODE enables developers to trace and analyze the execution history of their application software as it is running in the target system. This new product also gives developers the capability to interact with the program as it is being executed without interrupting execution or having to recompile the application.

         Research and development expenses increased in 1998 as compared to 1997 due primarily to an increase in contract labor, headcount and compensation-related expenses, which were partially offset by lower prototype expenses.

         The Company believes that its continued investment in focused research and development activities is critical to Applied's future success, and that the Company's engineering resources represent a competitive advantage. Therefore, the Company intends to continue to make substantial investments in product development. These efforts may include development of software design, debugging and test tools for additional embedded microprocessors as well as continued advanced development in new products for current and new market opportunities. As a result, the Company anticipates that research and development expenses will increase in 2000.

                                                      CHANGE FROM                      CHANGE FROM
(DOLLARS IN THOUSANDS)                   1999         PRIOR YEAR          1998          PRIOR YEAR         1997
----------------------------------------------------------------------------------------------------------------
 INTEREST INCOME AND OTHER,
   NET                                   $706              $(77)          $783                $114         $669
                                                           (10%)                               17%

         The Company's interest income and other, net, decreased in 1999 in comparison to 1998 due primarily to a decrease in cash available for short-term investments. In like manner, interest income and other, net, increased in 1998 in comparison to 1997 primarily as a result of a higher level of cash available for short-term investing.

INCOME TAXES

         As of December 31, 1999 the Company had net operating loss carryforwards of approximately $6.0 million and research and development credit carryforwards of approximately $1.9 million for federal income tax purposes, both of which expire in various amounts through 2019. The utilization of some of these carryforwards is subject to an annual limit of approximately $392,000 under rules of the Internal Revenue Code.

         Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

         The Company's results of operations have historically fluctuated significantly from quarter to quarter, and the Company expects that such fluctuations may continue as a result of a variety of factors. These factors include the following: product and price competition, fluctuating levels of internal research and development expenses, the volume and timing of customer development projects and orders, seasonality of customer orders, introductions of new embedded microprocessors, announcements or introductions of new products or technologies by the Company or its competitors, fluctuations in foreign currency exchange rates, fluctuating levels of required investments in marketing and distribution, price increases by the Company's suppliers, potential parts shortages, general conditions in the Company's target markets, and national and global economic conditions. Therefore, the Company's quarterly results of operations are not necessarily indicative of results for any future period. Moreover, a significant portion of the Company's quarterly net sales have historically been generated from shipments during the last few weeks of the quarter, thereby adding to the potential for future fluctuations in operating performance.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had $16.3 million in cash, cash equivalents, and short-term investments, compared to $17.1 million as of December 31, 1998. Applied maintains a revolving line of credit with a commercial bank whereby the Company may borrow up to $7.0 million at either the bank's prime rate or LIBOR plus 1.45%. Any such amounts borrowed would be due at the expiration of the line of credit on May 31, 2000. The line of credit is secured by all of the Company's inventories, chattel paper, accounts receivable and general intangible assets and includes certain financial covenants. There were no amounts outstanding as of December 31, 1999 nor at any time during 1999, and Applied was in compliance with all applicable financial covenants.

         The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. As a result of its operating losses, Applied used cash of $404,000 for operating activities in 1999, compared to generating $1.8 million cash from operating activities in 1998 and $5.3 million in 1997. The Company purchased $729,000 in equipment during 1999, compared to purchasing $1.3 million in 1998 and $1.5 million in 1997. As of December 31, 1999, the Company had no significant commitments with regard to capital purchases, but expects to spend approximately $1.2 million in 2000 for new capital items. The Company anticipates that its annual capital needs will increase in the future as a function of replacement cycles and anticipated growth of Applied's business.

         The Company believes that its existing working capital, together with amounts anticipated from operations and its available revolving credit line, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will depend on a number of factors, including costs associated with sales and marketing programs, product development efforts, the success of the commercial introduction of new Applied products, and the potential use of funds for strategic purposes. To the extent additional capital is required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

IMPACT OF YEAR 2000

         In the years leading up to the Year 2000, the Company performed a comprehensive analysis of its exposure to potential Year 2000 problems and took necessary action to address identified problems. The Company estimates that it spent less than $200,000 in assessing and addressing internal Year 2000 issues, in addition to system upgrades that were made as part of standard system maintenance. To date, Applied has not experienced any known Year 2000 issues and has been informed by material suppliers and vendors that they have also not experienced material Year 2000 issues. The Company will continue to monitor its position with respect to Year 2000 issues.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The preceding "Business" section and other areas within this document contain forward-looking statements that involve risks and uncertainties. The statements in this document that are not purely historical are forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify forward-looking statements, but the absence of these words does not mean the statement is not forward-looking. The Company cannot guarantee these statements, which are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company's actual results may differ materially from those anticipated due to a variety of factors, including those set forth in the following risk factors and elsewhere in this document. The Company will not update any forward-looking statements due to new information, future events or otherwise.

         RECENT OPERATING LOSSES. The Company's revenues declined in 1999 and 1998, and Applied incurred corresponding operating losses in both of these years. Applied put a new management team in place during 1999 and has taken steps to improve its financial performance and long-term strategic direction; however, the Company's future success is not assured.

         RAPIDLY CHANGING TECHNOLOGY. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's declining sales of its high-end debug products are indicative of this type of change in market requirements. The Company's future business, financial condition and results of operations will depend upon its ability to anticipate market demand for specific development solutions, develop new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances and emerging industry standards and practices.

         MANUFACTURING AND PRODUCT SHIP SCHEDULES. A number of the Company's components are manufactured by a single source or distributed through a limited number of outlets. The Company may be unable to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms. In addition, delays in new-product introductions could delay the Company's expected revenue growth rates and cause its customer base to become dissatisfied and erode.

         DESIGN STARTS. The Company's development solutions span a wide range of microprocessors, real-time operating systems, and development environments. However, a substantial decline in the number of design starts for 16-bit or 32-bit embedded microprocessors supported by Applied, or delays by semiconductor manufacturers in the release of embedded microprocessors for which the Company has developed tools, could have an adverse effect on the Company's revenues.

         RELATIONSHIP WITH SEMICONDUCTOR MANUFACTURERS. The Company's ability to provide timely new products to its customers is enhanced by Applied's relationship with major semiconductor manufacturers. With access to new embedded microprocessor technology, Applied is able to adapt its tools to these new designs and make its tools available at the time the Company's customers begin to incorporate the new microprocessors into their product designs. Should Applied be unable to obtain timely access to new embedded microprocessor technology, the Company's operating results and market share could suffer.

         INDUSTRY FOCUS. The Company's sales are currently derived primarily from the telecommunications, internetworking, and avionics markets, and negative events affecting these markets could have an adverse effect on the Company's revenues.

         COMPETITION. The Company has historically participated in the embedded systems development tools market. This market is rapidly evolving and intensely competitive. Applied has also entered into new markets, such as providing development solutions to the gaming industry through its initial agreement with Nintendo. Competitors may develop and offer products and services similar to Applied's current or planned product offerings. Applied's business would be harmed if the Company is not able to compete successfully against current or future competitors.

         Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could harm Applied's business. The Company's competitors may be able to devote significantly greater resources to marketing campaigns, adopt more aggressive pricing policies and may expend substantially more resources on product development. If Applied is unable to compete effectively, the Company's revenues and earnings may suffer.

         DEPENDENCE ON KEY PERSONNEL. The Company believes that its future success will depend significantly on its ability to retain and attract key personnel and skilled employees. There is intense competition for qualified management, engineering and sales and marketing personnel, and the Company's failure to recruit, retain, and motivate such skilled employees could affect the Company's ability to develop new products and increase revenues. The Company's employees are not subject to employee contracts and are free to leave at any time. To date, the Company has been successful in meeting its requirements for highly skilled sales and support personnel and research and development engineers. However, competition for these personnel is intense and likely to become more so in the future.

         MANAGEMENT OF GROWTH. The Company seeks to grow its business by strengthening its sales and marketing programs, expanding its product lines, and providing development solutions to new markets. Such growth, if achieved, would place additional burden on management and increase the requirement to recruit and retain personnel with the right skill sets, as well as require additional infrastructure expenditures. The Company is unable to assure that it will increase its revenues, nor that it will be able to expand its management and operational infrastructure to manage such growth successfully.

         INTELLECTUAL PROPERTY RIGHTS AND LITIGATION. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company also enters into nondisclosure agreements with its employees, consultants and corporate partners, and controls access to proprietary information. Litigation may be necessary in order to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is not aware of any significant third-party intellectual property rights that would prevent the use and sale of Applied products, the Company may unknowingly infringe the proprietary rights of others. Any infringement could result in significant liability to the Company.

         PRODUCT LIABILITY. The Company's products and services may result in exposure to product liability claims in the event that the Company's development solutions are deemed to pose a risk of injury or harm. The Company maintains product liability insurance; however, such insurance may be inadequate for all potential claims.

         INTERNATIONAL OPERATIONS. A significant portion of the Company's business occurs outside of North America. Economic difficulties in any of these regions, particularly in Japan and Europe, could have a material adverse effect on the Company's business. As a result of the Company's international operations, the Company incurs certain expenses in foreign currencies. The Company's operating results are therefore subject to foreign exchange rate fluctuations, which are difficult to predict.

         POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND VOLATILITY OF STOCK PRICE. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, some of which are outside of the Company's control. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        APPLIED MICROSYSTEMS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

AUDITED ANNUAL FINANCIAL STATEMENTS:                                          PAGE
Report of Ernst & Young LLP, Independent Auditors............................  21

Consolidated Balance Sheets as of December 31, 1999 and 1998.................  22

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997...........................................  23

Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1999, 1998 and 1997.....................................  24

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997...........................................  25

Notes to Consolidated Financial Statements...................................  26


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Shareholders and Board of Directors
Applied Microsystems Corporation

         We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP


Seattle, Washington
February 2, 2000

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              ----------     ----------
                                                                                    (in thousands)
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                $    5,682     $    6,041
     Securities available-for-sale                                                10,664         11,101
     Accounts receivable, net                                                      5,848          8,483
     Inventories                                                                   2,471          3,332
     Prepaid and other current assets                                                501            518
                                                                              ----------     ----------
Total current assets                                                              25,166         29,475

Property and equipment, net                                                        2,372          2,918
Other assets                                                                         504            897
                                                                              ----------     ----------
Total assets                                                                  $   28,042     $   33,290
                                                                              ==========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $    2,494     $    3,283
     Accrued payroll                                                               1,704          1,840
     Other accrued expenses                                                        1,058          1,129
     Deferred revenue                                                              3,599          3,107
                                                                              ----------     ----------
Total current liabilities                                                          8,855          9,359

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 authorized; none issued and
       outstanding                                                                    --             --
Common stock, $0.01 par value; 25,000,000 shares authorized; 6,830,000 and
       6,681,000 shares issued and outstanding at December 31, 1999 and
       1998, respectively                                                         25,792         25,383
Accumulated other comprehensive income                                                48            120
Accumulated deficit                                                               (6,653)        (1,572)
                                                                              ----------     ----------
Total shareholders' equity                                                        19,187         23,931
                                                                              ----------     ----------
Total liabilities and shareholders' equity                                    $   28,042     $   33,290
                                                                              ==========     ==========


                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1999           1998           1997
                                                         ----------     ----------     ----------
                                                          (in thousands, except per-share amounts)
Net sales                                                $   33,241     $   37,020     $   39,124
Cost of sales                                                 8,664          9,587         10,532
                                                         ----------     ----------     ----------
Gross profit                                                 24,577         27,433         28,592

Operating expenses:
     Sales, general and administrative                       18,929         18,104         18,542
     Research and development                                11,435         10,438          8,468
                                                         ----------     ----------     ----------
Total operating expenses                                     30,364         28,542         27,010
                                                         ----------     ----------     ----------
Income (loss) from operations                                (5,787)        (1,109)         1,582

Interest income and other, net                                  706            783            669
                                                         ----------     ----------     ----------
Income (loss) before income taxes                            (5,081)          (326)         2,251
Income taxes                                                     --             19            349
                                                         ----------     ----------     ----------
Net income (loss)                                        $   (5,081)    $     (345)    $    1,902
                                                         ==========     ==========     ==========

Basic earnings (loss) per share                          $    (0.76)    $    (0.05)    $     0.28
Shares used in basic per-share calculation                    6,727          6,811          6,769

Diluted earnings (loss) per share                        $    (0.76)    $    (0.05)    $     0.26
Shares used in diluted per-share calculation                  6,727          6,811          7,297


                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                               COMMON STOCK                                  OTHER            TOTAL
                                           ---------------------         ACCUMULATED     COMPREHENSIVE    SHAREHOLDERS'
                                           SHARES        AMOUNT            DEFICIT       INCOME (LOSS)       EQUITY
                                           ------       --------         -----------    --------------    -------------
                                                                       (in thousands)
Balance at December 31, 1996                6,634       $ 26,068         $ (3,129)        $   (332)       $  22,607
   Issuance of common stock upon
     exercise of common stock
     warrants                                  59             --               --               --               --
   Stock options exercised                     88             17               --               --               17
   Income tax benefit from stock
     plans                                     --             55               --               --               55
   Sale of common stock to
     employees                                 46            247               --               --              247

   Net income                                  --             --            1,902               --            1,902
   Foreign currency translation
     adjustment                                --             --               --             (537)            (537)
                                                                                                          ---------
       Comprehensive income                                                                                   1,365
                                           ------       --------         --------         --------        ---------
Balance at December 31, 1997                6,827         26,387           (1,227)            (869)          24,291
   Stock options exercised                    126             12               --               --               12
   Sale of common stock to
     employees                                 55            194               --               --              194
   Common stock repurchased                  (327)        (1,210)              --               --           (1,210)

   Net loss                                    --             --             (345)              --             (345)
   Foreign currency translation
     adjustment                                --             --               --              989              989
                                                                                                          ---------
       Comprehensive income                                                                                     644
                                           ------       --------         --------         --------        ---------
Balance at December 31, 1998                6,681         25,383           (1,572)             120           23,931
   Stock options exercised                     80            228               --               --              228
   Sale of common stock to
     employees                                 69            181                --              --              181

   Net loss                                    --             --           (5,081)              --           (5,081)
   Foreign currency translation
     adjustment                                --             --               --              (72)             (72)
                                                                                                          ---------
       Comprehensive loss                                                                                    (5,153)
                                           ------       --------         --------         --------        ---------
Balance at December 31, 1999                6,830       $ 25,792         $ (6,653)        $     48        $  19,187
                                           ======       ========         ========         ========        =========


                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                 1999                  1998                  1997
                                                              ----------            ----------            ----------
                                                                                (in thousands)
OPERATING ACTIVITIES
Net income (loss)                                             $   (5,081)           $     (345)           $    1,902
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                 1,671                 1,219                 1,148
     Net change in operating accounts:
       Accounts receivable                                         2,635                  (742)                2,520
       Inventories                                                   861                   133                  (268)
       Prepaid and other current assets                               17                   433                    69
       Other assets                                                   (3)                  (13)                 (217)
       Accounts payable and accrued expenses                        (996)                  773                    82
       Deferred revenue                                              492                   310                   101
                                                              ----------            ----------            ----------
Net cash provided by (used in) operating activities                 (404)                1,768                 5,337

INVESTING ACTIVITIES
Purchases of securities available-for-sale                       (14,477)              (16,871)              (12,175)
Maturities and sales of securities available-for-sale             14,914                16,115                 7,761
Additions to property and equipment                                 (729)               (1,277)               (1,469)
                                                              ----------            ----------            ----------
Net cash used in investing activities                               (292)               (2,033)               (5,883)

FINANCING ACTIVITIES
Sale of common stock to employees                                    181                   194                   247
Stock options exercised                                              228                    12                    17
Common stock repurchased                                              --                (1,210)                   --
Payments on long-term obligations                                     --                   (15)                  (53)
                                                              ----------            ----------            ----------
Net cash provided by (used in) financing activities                  409                (1,019)                  211

Effects of foreign currency exchange rate changes on
   cash                                                              (72)                  989                  (537)
                                                              ----------            ----------            ----------
Net decrease in cash and cash equivalents                           (359)                 (295)                 (872)
Cash and cash equivalents at beginning of year                     6,041                 6,336                 7,208
                                                              ----------            ----------            ----------
Cash and cash equivalents at end of year                      $    5,682            $    6,041            $    6,336
                                                              ==========            ==========            ==========

Supplemental disclosure of cash paid for income
   taxes                                                      $       --            $      128            $      642


                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Applied Microsystems Corporation ("Applied" or the "Company") is a developer and manufacturer of software tools and technologies. The Company's products and services are currently targeted to meet the needs of embedded systems markets, and Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Applied markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, Germany, and France, and through distributors in key markets throughout the rest of the world. The Company also markets its products through partnerships with third-party developers of integrated development environments.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Applied Microsystems Corporation Limited, a United Kingdom corporation; Applied Microsystems Japan Limited, a Japanese corporation; Applied Microsystems Gmbh, a German corporation; Applied Microsystems SARL, a French corporation; and Applied Microsystems Foreign Sales Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

         CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

         SECURITIES AVAILABLE-FOR-SALE

         Applied's investment portfolio is classified as available-for-sale, and such securities are stated at fair value based on quoted market prices. Interest earned on securities available-for-sale is included in interest income. The amortized cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are also included in interest income. The cost of securities sold is calculated using the specific identification method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable, and short-term borrowings, if any. The recorded value of these instruments approximates their fair value due to their short maturities.

                        APPLIED MICROSYSTEMS CORPORATION

         CONCENTRATION OF CREDIT RISK

         Applied's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, securities available-for-sale, and accounts receivable. The Company's investment policy limits Applied's exposure to concentration of credit risk by limiting the amounts that may be invested in similar investment categories. The Company's accounts receivable result primarily from sales to a broad customer base, both domestically and internationally, and are typically unsecured. Applied performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary, and maintains allowances for potential credit losses; historically, such losses have been immaterial. As a consequence, concentrations of credit risk are limited.

         INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out basis) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

         The estimated useful lives of equipment for financial reporting purposes are as follows:

                  Machinery and equipment...........................3 to 5 years
                  Office furniture.................................5 to 15 years

         ACQUIRED TECHNOLOGY

         Costs to acquire technology are capitalized to the extent the products are technologically feasible. Such amounts are included in other assets on the balance sheet. The Company amortizes these costs to match the anticipated revenue stream for the products incorporating the acquired technology. As of December 31, 1999 and 1998, the Company had recorded acquired technology with a net book value of $270,000 and $553,000, respectively, and a corresponding accumulated amortization balance of $583,000 at December 31, 1999 and $139,000 at December 31, 1998. Amortization expense was $444,000 in 1999, compared to amortization expense of $150,000 in 1998 and $92,000 in 1997.

         Research and development costs are expensed as incurred. The effects of financial accounting rules requiring capitalization of certain internally developed software costs have not been material to date.

                        APPLIED MICROSYSTEMS CORPORATION

LONG-LIVED ASSETS

         Applied evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Applied's recoverability analysis may include a review of the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology, the Company periodically reviews the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers.

         REVENUE RECOGNITION

         The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sale or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months. Revenues from support contracts in 1999, 1998, and 1997 were $4,716,000, $4,671,000, and
$4,644,000, respectively. Revenues from consulting services are recognized as performed.

         In 1998, the Company adopted the software revenue recognition rules under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. SOP 97-2 supersedes SOP 91-1, the former literature on software revenue recognition. The adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

         ADVERTISING EXPENSES

         Advertising costs are expensed as incurred. Total advertising expenses incurred during 1999, 1998 and 1997 were $900,000, $766,000, and $815,000, respectively.

         FOREIGN CURRENCIES

         Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process are accumulated in other comprehensive income. Gains and losses on foreign currency transactions are netted and included in other income.

                        APPLIED MICROSYSTEMS CORPORATION

         The Company may enter into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany transactions resulting from sales to international subsidiaries. Such forward contracts typically mature within three months. Gains and losses on contracts that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions. No such contracts were outstanding as of December 31, 1999 or 1998, respectively.

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share excludes any dilutive effects of stock options. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period.

         STOCK-BASED COMPENSATION

         Applied has elected to follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Because the exercise price of the Company's common stock options equals the market price of the underlying stock on the date of grant, no corresponding compensation expense has been recognized. (See Note 8 for SFAS 123, "Accounting for Stock-Based Compensation," pro forma disclosures.)

         RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any. SFAS 133 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 2001. The Company has not yet determined the impact, if any, of adopting this Statement.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

                        APPLIED MICROSYSTEMS CORPORATION

2.       SECURITIES AVAILABLE-FOR-SALE

         Securities available-for-sale consist of the following:

                                                            DECEMBER 31, 1999
                                       ---------------------------------------------------------------
                                                         GROSS            GROSS
                                       AMORTIZED       UNREALIZED      UNREALIZED
                                         COST            GAINS           LOSSES         FAIR VALUE
                                       ---------------------------------------------------------------
                                                             (in thousands)
U.S. Treasury and other U.S.
   Government obligations               $    5,023       $        9      $       --       $    5,032
Corporate debt securities                    5,623                9              --            5,632
                                        ----------       ----------      ----------       ----------
                                        $   10,646       $       18      $       --       $   10,664
                                        ==========       ==========      ==========       ==========

                                                            DECEMBER 31, 1998
                                       ---------------------------------------------------------------
                                                         GROSS            GROSS
                                       AMORTIZED       UNREALIZED      UNREALIZED
                                         COST            GAINS           LOSSES         FAIR VALUE
                                       ---------------------------------------------------------------
                                                             (in thousands)
 U.S. Treasury and other U.S.
   Government obligations               $    8,135       $        8      $       --       $    8,143
Corporate debt securities                    2,958               --              --            2,958
                                        ----------       ----------      ----------       ----------
                                        $   11,093       $        8      $       --       $   11,101
                                        ==========       ==========      ==========       ==========

         As of December 31, 1999, the Company's securities available-for-sale had average contractual maturities of less than one year. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.

                        APPLIED MICROSYSTEMS CORPORATION

3.       BALANCE SHEET INFORMATION

         Detailed balance sheet data is as follows:

                                                                             DECEMBER 31,
                                                                   --------------------------------
                                                                       1999                 1998
                                                                   -----------          -----------
                                                                          (in thousands)
ACCOUNTS RECEIVABLE
   Receivables                                                     $     5,940          $     8,660
   Allowance for sales returns and doubtful accounts                       (92)                (177)
                                                                   -----------          -----------
                                                                   $     5,848          $     8,483
                                                                   ===========          ===========

INVENTORIES
   Finished goods                                                  $       557          $     1,501
   Work in process                                                          60                   28
   Purchased parts                                                       1,854                1,803
                                                                   -----------          -----------
                                                                   $     2,471          $     3,332
                                                                   ===========          ===========

PROPERTY AND EQUIPMENT
   Machinery and equipment                                         $     3,095          $     3,529
   Office furniture                                                      2,855                2,802
                                                                   -----------          -----------
     Total property and equipment                                        5,950                6,331
   Accumulated depreciation                                             (3,578)              (3,413)
                                                                   -----------          -----------
                                                                   $     2,372          $     2,918
                                                                   ===========          ===========


4.       REVOLVING LINE OF CREDIT AGREEMENT

         In May 1999 the Company renewed its revolving line of credit with a commercial bank. Under the terms of the line of credit, Applied may borrow up to $7.0 million at either the bank's prime rate or LIBOR plus 1.45%. Any such amounts borrowed would be due at the expiration of the line of credit on May 31, 2000. The line of credit is secured by all of the Company's inventories, chattel paper, accounts receivable and general intangible assets and includes certain financial covenants. There were no amounts outstanding during 1998 or 1998.

                        APPLIED MICROSYSTEMS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancelable operating leases, including certain leases that contain renewal options. Minimum future payments as of December 31, 1999 are as follows (in thousands):

               2000                    $  1,388
               2001                         617
               2002                         140
               2003                         110
               2004                          90
               Thereafter                   342
                                       --------
                                       $  2,687
                                       ========

         Total rent expense in 1999 was $1,393,000, as compared to rent expense of $1,393,000 in 1998 and $1,378,000 in 1997.

6.       INCOME TAXES

         The provision for income taxes is as follows:

                                  YEAR ENDED DECEMBER 31,
                        ----------------------------------------------
                          1999               1998              1997
                        ---------         ---------          ---------
                                       (in thousands)
Federal                 $     (12)        $      (9)         $     179
Foreign                        --                28                105
State                          12                --                 65
                        ---------         ---------          ---------
                        $      --         $      19          $     349
                        =========         =========          =========

                        APPLIED MICROSYSTEMS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1999               1998              1997
                                                             ---------         ---------          ---------
                                                                            (in thousands)
Tax at U.S. statutory rate                                   $  (1,727)        $    (114)         $     788
Utilization of net operating loss and tax credit
   carryforwards                                                    --                --               (137)
Benefit of foreign sales corporation                                --                --               (122)
Foreign taxes                                                       --                28                105
State taxes, net of federal benefit                                 12                10                 42
Foreign losses with no tax benefit                                  91               132                404
Loss on deemed liquidation of subsidiaries                          --                --               (845)
Tax credits                                                       (429)             (429)                --
Foreign currency                                                   143               375                 --
Change in deferred tax valuation allowance                       1,868               (42)                --
Other                                                               42                59                114
                                                             ---------         ---------          ---------
                                                             $      --         $      19          $     349
                                                             =========         =========          =========

         Effective April 1, 1997, the Company elected to treat its wholly-owned subsidiaries in the United Kingdom, Germany, and France as branches for U.S. tax purposes. The effect of such election was a deemed liquidation of each subsidiary, allowing its tax attributes to be utilized by the Company and thereby reducing the 1997 tax provision by $845,000.

                        APPLIED MICROSYSTEMS CORPORATION

         Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income taxes are as follows:

                                                                  DECEMBER 31,
                                                           ----------------------------
                                                             1999              1998
                                                           ---------          ---------
                                                                  (in thousands)
Deferred tax assets:
   Reserves for sales returns and doubtful accounts        $     215          $     211
   Accrued and other expenses                                    212                357
   Inventories and other                                         689                448
   Net operating loss carryforwards                            2,047              1,274
   Tax credit carryforwards                                    1,914              1,485
                                                           ---------          ---------
                                                               5,077              3,775
Deferred tax liabilities:
   Depreciation                                                   87                116
   Foreign currency                                               38                467
   Intangible and other assets                                    --                108
                                                           ---------          ---------
                                                                 125                691
Valuation allowance                                           (4,952)            (3,084)
                                                           ---------          ---------
Net deferred taxes                                         $      --          $      --
                                                           =========          =========

         Due to the uncertainty of the Company's ability to generate sufficient taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The valuation allowance increased $1.9 million in 1999, and decreased $42,000 in 1998.

         As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $6.0 million available to offset future taxable income. The Company also had research and development credits of approximately $1.9 million that may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and development tax credit carryforwards expire in various amounts from 2000 to 2019. Due to the issuance and sale of shares of preferred stock in 1992, the Company incurred "ownership changes" pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended. Therefore, the Company's use of losses incurred through the date of the ownership change will be limited during the carryforward period to approximately $392,000 per year.

                        APPLIED MICROSYSTEMS CORPORATION

7.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                            1999            1998             1997
                                                                         ----------      ----------       ----------
                                                                           (in thousands, except per-share amounts)
Numerator:
   Net income (loss)                                                     $  (5,081)      $     (345)      $    1,902
                                                                         =========       ==========       ==========
Denominator:
   Denominator for basic earnings (loss) per share - weighted
     average common shares outstanding                                       6,727            6,811            6,769
   Incremental shares from assumed conversions of dilutive stock
     options and warrants                                                       --               --              528
                                                                         ---------       ----------       ----------
   Denominator for diluted earnings (loss) per share                         6,727            6,811            7,297
                                                                         =========       ==========       ==========
Basic earnings (loss) per share                                          $   (0.76)      $    (0.05)      $     0.28
                                                                         =========       ==========       ==========
Diluted earnings (loss) per share                                        $   (0.76)      $    (0.05)      $     0.26
                                                                         =========       ==========       ==========


         For the years ended December 31, 1999 and 1998, weighted average options to purchase 254,070 and 239,086 shares of common stock, respectively, were excluded from the calculation of earnings (loss) per share because their effect was antidilutive.

8.       SHAREHOLDERS' EQUITY

         STOCK OPTIONS

         The Company has stock option plans that provide for option grants to employees, directors, and others. The exercise price of options granted under these plans has been at fair market value on the date of grant. Options are not transferable, and expire no later than ten years following the grant date.

         Options granted under the Applied Microsystems Corporation 1992 Performance Stock Plan (the "1992 Plan") have generally been immediately exercisable, but then subject to the Company's rights to repurchase any shares of common stock received upon exercise in the event that the optionee's employment with the Company should terminate. Such repurchase rights generally lapse at a rate of 25% per year from the date of grant. For presentation purposes, options that are subject to repurchase rights are treated as unvested. In April 1999, the Company issued a nonqualified stock option to its new President and Chief Executive Officer from a specific-purpose stock option plan. The option was issued with characteristics similar to options granted under the 1992 Plan.

         Options granted under the Applied Microsystems Corporation Director Stock Option Plan generally vest one year following grant date.

                        APPLIED MICROSYSTEMS CORPORATION

         A summary of the Company's stock option activity and related information is as follows:

                                                            YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------
                                       1999                           1998                           1997
                            --------------------------     --------------------------     --------------------------
                            OPTIONS   WEIGHTED-AVERAGE     OPTIONS   WEIGHTED-AVERAGE     OPTIONS   WEIGHTED-AVERAGE
                             (000)     EXERCISE PRICE       (000)     EXERCISE PRICE       (000)     EXERCISE PRICE
                            -------   ----------------     -------   ----------------     -------   ----------------
 Outstanding at
   beginning of year          1,114       $      3.79          864       $      3.13          729       $      5.99
     Granted                    642              3.19          525              4.45          631              4.62
     Canceled                  (295)             4.17         (149)             5.34         (408)            11.19
     Exercised                  (80)             2.85         (126)             0.10          (88)             0.20
                            -------                        -------                        -------
 Outstanding at end
   of year                    1,381       $      3.49        1,114       $      3.79          864       $      3.13
                            =======                        =======                        =======

Vested options                  360       $      3.05          290       $      2.34          262       $      0.67
                            =======                        =======                        =======


         The weighted average fair value of options granted during 1999, 1998, and 1997 using the Black-Scholes multiple option pricing model was $2.47, $3.39, and $3.19, respectively. As of December 31, 1999, 420,464 options were available for grant.

         The following table summarizes information related to outstanding and vested options at December 31, 1999:

                                        OUTSTANDING                           VESTED
                             -----------------------------------      ---------------------
                                        WEIGHTED     WEIGHTED                      WEIGHTED
                                        AVERAGE       AVERAGE                      AVERAGE
                             SHARES     EXERCISE     REMAINING         SHARES      EXERCISE
RANGE OF EXERCISE PRICES      (000)      PRICE         TERM             (000)       PRICE
------------------------     ------     --------     ---------         ------      --------
 $  0.02   -   2.00             139     $   0.21        3.8             139        $   0.21
    2.01   -   4.00             636         3.06        9.2               3            2.84
    4.01   -   7.00             590         4.41        7.4             210            4.38
    7.01   -  17.50              16        14.87        8.1               8           17.13
                              -----                                                --------
    0.02  -  17.50            1,381         3.49        7.8             360            3.05
                              =====                                                ========


                        APPLIED MICROSYSTEMS CORPORATION

         Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted-average assumptions:

                                         1999           1998         1997
                                       ---------     ----------    ----------
Annualized volatility factor             0.979         0.947         0.939
Risk-free interest rate                   5.7%          5.0%          6.0%
Expected life of options               5.2 years     5.4 years     4.0 years
Expected dividend rate                    nil           nil           nil


         The Black-Scholes option value model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                1999           1998          1997
                                                              ---------     ----------    ----------
                                                               (in thousands, except per-share data)

Net income (loss), as reported                                $ (5,081)     $    (345)    $   1,902
Pro forma net income (loss)                                     (5,482)          (883)        1,580
Diluted net income (loss) per share as reported                  (0.76)         (0.05)         0.26
Pro forma Diluted net income (loss) per share                    (0.81)         (0.13)         0.22


         SFAS 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which SFAS 123 calculations are phased in over time.

         STOCK WARRANTS

         In 1992, in connection with an equity financing, the Company granted stock warrants to purchase 114,563 shares of Series I preferred stock at $4.12 per share, expiring after five years. In connection with the Company's initial public offering in 1995, these outstanding preferred stock warrants converted to common stock warrants. In 1997, all of these remaining outstanding warrants were exercised on a "net exercise" basis, resulting in the issuance of 58,941 shares of common stock, with no corresponding proceeds to the Company.

                        APPLIED MICROSYSTEMS CORPORATION

         STOCK REPURCHASE PLAN

         In 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in an effort to offset dilution associated with stock options issued under the Company's stock incentive programs and for general corporate purposes. During 1998, the Company repurchased a total of 327,000 shares for $1,210,000. The repurchase plan was subsequently suspended, and no further repurchases have been made.

         COMMON STOCK RESERVED

         At December 31, 1999, common stock was reserved for future issuance as follows (in thousands):

            Employee Stock Purchase Plan                           63
            Stock options                                       1,801
                                                                -----
                                                                1,864
                                                                =====

9.       EMPLOYEE BENEFITS

         The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Company provides matching contributions based on a defined formula, and may also make discretionary contributions. During 1999, the Company made contributions of $219,000, as compared to contributions of $192,000 in 1998 and $162,000 in 1997.

         The Company also has an employee stock purchase plan (the "ESPP") initially approved by the Company's shareholders in May 1996 through which the Company is authorized to issue up to 250,000 shares of common stock. The ESPP permits eligible Company personnel to purchase Applied common stock at not less than 85% of fair market value as defined in the ESPP through payroll deductions of up to 10% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year.

                        APPLIED MICROSYSTEMS CORPORATION

10.      SEGMENT AND RELATED INFORMATION

         Through 1999, the Company was engaged in a single line of business: the design, manufacture, and distribution of development and test hardware and software tools for embedded product manufacturers. Sales to Lucent Technologies Inc. accounted for 10% of consolidated revenues in 1999. No customers accounted for more than 10% of net sales in 1998 or 1997. Certain operating information by geographic area is provided in the table below, based on the location of the Company's facilities. Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer.

                                                     YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                              1999              1998              1997
                                           ---------         ---------         ---------
                                                         (in thousands)
NET SALES
   United States                           $  21,720         $  22,325         $  22,247
   Japan                                       7,820            10,664            13,132
   Europe                                      3,701             4,031             3,745
                                           ---------         ---------         ---------
Consolidated                               $  33,241         $  37,020         $  39,124
                                           =========         =========         =========

Export sales to unaffiliated customers     $   1,147         $   1,597         $   2,446
                                           =========         =========         =========

INCOME (LOSS) BEFORE INCOME TAXES
   United States                           $  (3,867)        $   1,139         $   4,121
   Japan                                        (175)               34               107
   Europe                                       (982)           (1,037)             (623)
   Corporate eliminations                        (57)             (462)           (1,354)
                                           ---------         ---------         ---------
Consolidated                               $  (5,081)        $    (326)        $   2,251
                                           =========         =========         =========

                                                   DECEMBER 31,
                                           ---------------------------
                                              1999              1998
                                           ---------         ---------
                                                (in thousands)
LONG-LIVED ASSETS
Property and equipment, net
   United States                           $   2,284         $   2,797
   Japan                                          41                50
   Europe                                         47                71
                                           ---------         ---------
Consolidated                               $   2,372         $   2,918
                                           =========         =========

Other assets, net
   United States                           $     326         $     723
   Japan                                         145               131
   Europe                                         33                43
                                           ---------         ---------
Consolidated                               $     504         $     897
                                           =========         =========


                        APPLIED MICROSYSTEMS CORPORATION

11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial information for 1999 and 1998 is as follows:

                                                               QUARTERS ENDED IN 1999
                                            ------------------------------------------------------------
                                            MARCH 31          JUNE 30          SEP. 30           DEC. 31
                                            --------          -------          -------           -------
                                                       (In thousands, except per-share data)
Net sales                                   $  8,518          $  7,435         $  8,328          $  8,960
Gross profit                                   6,472             5,463            5,995             6,647
Net loss                                        (934)           (2,107)          (1,423)             (617)

Diluted loss per share                      $  (0.14)         $  (0.31)        $  (0.21)         $  (0.09)
Shares used in diluted per-share
   calculation                                 6,703             6,708            6,738             6,752

                                                               QUARTERS ENDED IN 1998
                                            ------------------------------------------------------------
                                            MARCH 31          JUNE 30          SEP. 30           DEC. 31
                                            --------          -------          -------           -------
                                                       (In thousands, except per-share data)
Net sales                                   $  8,251          $  9,157         $  9,957          $  9,655
Gross profit                                   5,938             6,832            7,432             7,231
Net Income (loss)                               (559)               58              113                43

Diluted income (loss) per share             $  (0.08)         $   0.01         $   0.02          $   0.01
Shares used in diluted per-share
   calculation                                 6,878             7,113            6,983             6,832


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information contained in the sections captioned "Board of Directors - Nominees for Director," "Voting Securities and Principal Holders - Section 16(a) Beneficial Ownership Reporting Compliance," and "Management Information, Compensation, and Benefits - Executive Officers" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 23, 2000 (the "Proxy Statement"). Such Proxy Statement will be filed within 120 days of the Company's last fiscal year end, December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Compensation and Benefits" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      INDEX TO LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1) FINANCIAL STATEMENTS - See Index to Financial Statements at Item 8 of this report.

(2)      FINANCIAL STATEMENT SCHEDULES

         Schedule II:      Valuation and Qualifying Accounts

         All other schedules have been omitted because they were not applicable or were not required under the applicable regulations of the Securities and Exchange Commission.

(3)      EXHIBITS

         EXHIBIT NO.          DESCRIPTION
          3.1 (1)             Second Restated Articles of Incorporation of Registrant

          3.2 (1)             Restated Bylaws of Registrant

         10.3 (1)             1992 Performance Stock Plan

         10.4 (1)             1995 Directors Stock Option Plan

         10.7 (1)             Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27,
                              1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August
                              18, 1993 and March 31, 1994

         10.8 (1)             Third Amended and Restated Investment Agreement dated as of September 15, 1995

         10.12 (1) **         Source License and Distribution Agreement between the Registrant and Microtec
                              Research, Inc. dated August 1, 1994

         10.16                Business Loan Agreement between the Registrant and U.S. Bank National Association dated May 31, 1999; Alternative Rate Options Promissory Note dated May 31, 1995

         10.17 (2)            Employment Agreement by and between Robert L. Deinhammer and the Registrant, dated
                              January 4, 1999

         10.18 (3)            Employment Agreement by and between Stephen J. Verleye and the Registrant, dated
                              April 1, 1999

         21                   Subsidiaries of the Registrant

         23                   Consent of Ernst & Young LLP, Independent Auditors

         27                   Financial Data Schedule

     ------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)
(2) Incorporated by reference from the Registrant's March 31, 1999 Form 10-Q filed with the Securities and Exchange Commission
(3) Incorporated by reference from the Registrant's June 30, 1999 and September 30, 1999 reports on Form 10-Q filed with the Securities and Exchange Commission

  ** Confidential treatment has been granted for portions of this exhibit.

(b)  REPORTS ON FORM 8-K

     None.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2000.

                               APPLIED MICROSYSTEMS CORPORATION


                               By /s/ Robert C. Bateman
                                  ------------------------
                                  Robert C. Bateman
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                  CORPORATE SECRETARY, AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                         DATE


/s/ Stephen J. Verleye       President, Chief Executive Officer   March 28, 2000
-------------------------      and Director (Principal
Stephen J. Verleye             Executive Officer)



/s/ Robert C. Bateman        Vice President, Chief Financial      March 28, 2000
-------------------------      Officer, Corporate Secretary,
Robert C. Bateman              and Treasurer (Principal
                               Financial and Accounting Officer)


/s/ Robert L. Deinhammer     Chairman of the Board                March 28, 2000
------------------------
Robert L. Deinhammer


/s/ Lary L. Evans            Director                             March 28, 2000
------------------------
Lary L. Evans


/s/ Charles H. House         Director                             March 28, 2000
------------------------
Charles H. House


/s/ Elwood D. Howse, Jr.     Director                             March 28, 2000
------------------------
Elwood D. Howse, Jr.


/s/ Anthony Miadich          Director                             March 28, 2000
------------------------
Anthony Miadich

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
 3.1 (1)             Second Restated Articles of Incorporation of Registrant

 3.2 (1)             Restated Bylaws of Registrant

10.3 (1)             1992 Performance Stock Plan

10.4 (1)             1995 Directors Stock Option Plan

10.7 (1)             Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27,
                     1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August
                     18, 1993 and March 31, 1994

10.8 (1)             Third Amended and Restated Investment Agreement dated as of September 15, 1995

10.12 (1) **         Source License and Distribution Agreement between the Registrant and Microtec
                     Research, Inc. dated August 1, 1994

10.16                Business Loan Agreement between the Registrant and U.S. Bank National Association dated May 31, 1999; Alternative Rate Options Promissory Note dated May 31, 1995

10.17 (2)            Employment Agreement by and between Robert L. Deinhammer and the Registrant, dated
                     January 4, 1999

10.18 (3)            Employment Agreement by and between Stephen J. Verleye and the Registrant, dated
                     April 1, 1999

21                   Subsidiaries of the Registrant

23                   Consent of Ernst & Young LLP, Independent Auditors

27                   Financial Data Schedule


------------------

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)
(2) Incorporated by reference from the Registrant's March 31, 1999 Form 10-Q filed with the Securities and Exchange Commission
(3) Incorporated by reference from the Registrant's June 30, 1999 and September 30, 1999 reports on Form 10-Q filed with the Securities and Exchange Commission

**   Confidential treatment has been granted for portions of this exhibit.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        APPLIED MICROSYSTEMS CORPORATION

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------
                COL A.                     COL B.                  COL C.                  COL D.           COL E.
----------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                         ---------------------------
                                                             (1)             (2)
                                                         CHARGED TO       CHARGED TO
                                         BALANCE AT         COSTS           OTHER                         BALANCE AT
                                          BEGINNING          AND          ACCOUNTS:      DEDUCTIONS:        END OF
              DESCRIPTION                 OF PERIOD       EXPENSES         DESCRIBE        DESCRIBE         PERIOD
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
Deducted from asset accounts:
     Allowance for sales returns
       and doubtful accounts                177,000           1,000           92,000  (B)   (178,000) (A)      92,000

Year ended December 31, 1998:
Deducted from asset accounts:
     Allowance for sales returns
       and doubtful accounts                337,000          12,000          (56,000) (B)   (116,000) (A)     177,000

Year ended December 31, 1997:
Deducted from asset accounts:
     Allowance for sales returns
       and doubtful accounts                264,000          32,000          396,000  (B)   (355,000) (A)     337,000


(A) Uncollectible accounts written off, net of recoveries, and actual sales returns
(B) Estimated future sales returns charged to revenue