Form 10-Q
period 2000-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2000-05-12
CIK 1000787

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                             -----------------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                             -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value: 6,909,254 shares outstanding as of May 5, 2000.

================================================================================

                        APPLIED MICROSYSTEMS CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999........................      3

              Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999......      4

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999......      5

              Notes to Consolidated Financial Statements....................................................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................................      8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................     13

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..............................................................     14

              Signatures....................................................................................     15

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2000                 1999
                                                                                    -----------          ------------
                                                                                    (UNAUDITED)
                                                                                            (IN THOUSANDS)
                                   ASSETS

Current assets:
  Cash and cash equivalents.............................................            $   6,375             $   5,682
  Securities available-for-sale.........................................                6,963                10,664
  Accounts receivable, net..............................................                7,023                 5,848
  Inventories...........................................................                2,478                 2,471
  Prepaid and other current assets......................................                  560                   501
                                                                                    ---------             ---------
      Total current assets..............................................               23,399                25,166

Property and equipment, net.............................................                2,320                 2,372
Other assets............................................................                  492                   504
                                                                                    ---------             ---------
      Total assets......................................................            $  26,211             $  28,042
                                                                                    =========             =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................            $   2,634           $     2,494
  Accrued payroll.......................................................                1,656                 1,704
  Other accrued expenses................................................                1,045                 1,058
  Deferred revenue......................................................                3,251                 3,599
                                                                                    ---------             ---------
    Total current liabilities...........................................                8,586                 8,855

Shareholders' equity:
  Preferred stock, par value $.01.......................................                 --                     --
  Common stock, par value $.01..........................................               26,110                25,792
  Accumulated other comprehensive income (loss).........................                 (224)                   48
  Accumulated deficit...................................................               (8,261)               (6,653)
                                                                                    ---------             ---------
    Total shareholders' equity..........................................               17,625                19,187
                                                                                    ---------             ---------
    Total liabilities and shareholders' equity..........................            $  26,211             $  28,042
                                                                                    =========             =========

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                     2000                  1999
                                                                                  ---------             ---------
                                                                                  (IN THOUSANDS, EXCEPT PER-SHARE
                                                                                             AMOUNTS)
Net sales..................................................................       $   7,969             $   8,518
Cost of sales..............................................................           2,186                 2,046
                                                                                  ---------             ---------
Gross profit...............................................................           5,783                 6,472

Operating expenses:
  Sales, general and administrative........................................           4,492                 4,894
  Research and development.................................................           3,081                 2,682
                                                                                  ---------             ---------
Total operating expenses...................................................           7,573                 7,576
                                                                                  ---------             ---------
Loss from operations.......................................................          (1,790)               (1,104)

Interest income and other, net.............................................             182                   170
                                                                                  ---------             ---------
Net loss...................................................................       $  (1,608)            $    (934)
                                                                                  =========             =========

Basic and diluted loss per share...........................................       $   (0.23)        $       (0.14)
Shares used in per-share calculation.......................................           6,858                 6,703

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  -------------------------------
                                                                                     2000                  1999
                                                                                  ---------             ---------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss...................................................................       $  (1,608)            $    (934)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization.........................................             260                   298
     Net change in operating accounts:
       Accounts receivable.................................................          (1,175)                  931
       Inventories.........................................................              (7)                  401
       Prepaid and other current assets....................................             (59)                  (91)
       Other assets........................................................               2                  (112)
       Accounts payable and accrued expenses...............................              79                   (91)
       Deferred revenue....................................................            (348)                 (320)
                                                                                  ---------             ---------
         Net cash provided by (used in) operating activities...............          (2,856)                   82

INVESTING ACTIVITIES
     Purchases of securities available-for-sale............................          (1,764)               (4,979)
     Maturities and sales of securities available-for-sale.................           5,465                 4,946
     Additions to property and equipment...................................            (198)                 (290)
                                                                                  ---------             ---------
         Net cash provided by (used in) investing activities...............           3,503                  (323)

FINANCING ACTIVITIES
     Sale of common stock to employees.....................................             258                    48
     Stock options exercised...............................................              60                     1
                                                                                  ---------             ---------
         Net cash provided by financing activities.........................             318                    49

Effects of foreign exchange rate changes on cash...........................            (272)                 (706)
                                                                                  ---------             ---------
Increase (decrease) in cash and cash equivalents...........................             693                  (898)
Cash and cash equivalents at beginning of period...........................           5,682                 6,041
                                                                                  ---------             ---------
Cash and cash equivalents at end of period.................................       $   6,375             $   5,143
                                                                                  =========             =========

                             See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation ("Applied" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999.

2.       COMPUTATION OF LOSS PER SHARE

         Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company's losses, basic and diluted loss per share are the same for the quarters ended March 31, 2000 and 1999, respectively.

3.       COMPREHENSIVE LOSS

         As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments which are recorded directly to equity. During the first quarter of 2000, comprehensive loss amounted to $1,880,000, compared to comprehensive loss of $1,640,000 for the first quarter of 1999.

4.       INVENTORIES

Inventories consist of the following:

                                                                                    MARCH 31,            DECEMBER 31,
                                                                                      2000                   1999
                                                                                   -----------           ------------
                                                                                             (IN THOUSANDS)
Finished goods.............................................................        $       416            $      557
Work in process............................................................                 79                    60
Purchased parts............................................................              1,983                 1,854
                                                                                   -----------            ----------
                                                                                   $     2,478            $    2,471
                                                                                   ===========            ==========

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any. SFAS 133 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 2001. The Company has not yet determined the impact, if any, of adopting this Statement.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The new SAB provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. SAB 101 is effective for the second quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is currently evaluating the impact, if any, SAB 101 will have on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Applied Microsystems Corporation ("Applied" or the "Company") is a leader and innovator in software tools and technologies. Applied's products help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost. The Company's products have historically been targeted to meet the needs of embedded systems markets, and Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Embedded systems are used extensively in the new Internet device industry, telecommunications, internetworking, avionics, computer peripherals, office products, medical instrumentation and industrial process control. Embedded systems are also found in consumer markets such as the automotive and entertainment industries. A wide variety of products use embedded systems, such as hand-held computing devices, cellular telephones, set-top boxes, automated teller machines, hospital patient monitors, airplane flight control systems, automotive braking systems, modems, facsimile machines, and video games.

         The Company is pursuing development efforts to leverage its expertise in traditional embedded systems markets to apply its development and performance-enhancement solutions more specifically to game developers, Web developers, and complex Internet infrastructure needs. The Company expects that traditional embedded systems tools may become the tools of choice for creating modern Internet applications and establishing and maintaining Internet infrastructure because these tools are uniquely suited to creating applications that are highly reliable. Such tools are also able to handle real-time operating requirements and complex hardware/software integration.

RESULTS OF OPERATIONS

                                        THREE                         THREE MONTHS
                                     MONTHS ENDED                         ENDED
                                      MARCH 31,       CHANGE FROM       MARCH 31,
(DOLLARS IN THOUSANDS)                   2000        PRIOR PERIOD         1999
------------------------------------------------------------------------------------
NET SALES                               $7,969            $(549)         $8,518
                                                            (6%)

         The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sale or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months.

         The Company's net sales are presently derived primarily from sales of software design, debugging, and testing solutions, as well as product support and consulting services. Over the past few years, the Company has experienced continuing declines in sales volumes of its higher-priced "high-end" emulator products as the overall market demand for this type of product decreased at a more rapid pace than anticipated. High-end emulator products accounted for less than 5% of net sales in the first quarter of 2000, as compared to 10% of net sales in the first quarter of 1999. High-end emulator products are expected to continue to generate a low level of future revenues.

         First quarter 2000 net sales included new revenues from Applied's development solutions for game consoles as well as increased revenues from software analysis revenues, as compared to the first quarter of 1999. Development solutions for game consoles represent a new revenue source for Applied, and accounted for over 10% of first quarter 2000 net sales. These increases in new market opportunities, however, were offset by lower overall unit sales and decreased per-unit pricing in the Company's high-end emulator products as well as lower overall revenues in the Company's low-end debug products as Applied continues to transition to new higher-growth market opportunities. The Company's net sales also include product support revenues, which represented 14% of net sales in both the first quarter of 2000 as well as the first quarter of 1999.

         International sales accounted for 41% of net sales in the first quarter of 2000, as compared to 39% of net sales in the first quarter of 1999. In comparison to the first quarter of 1999, international sales decreased 2% in the three months ended March 31, 2000. The decrease in first-quarter 2000 international revenues is primarily the result of decreased product sales volumes in Japan, offset in part by increased product sales volumes in Europe.

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

                             THREE                         THREE
                             MONTHS                        MONTHS
                             ENDED                         ENDED
                           MARCH 31,    PERCENTAGE OF     MARCH 31,    PERCENTAGE OF
(DOLLARS IN THOUSANDS)        2000        NET SALES         1999        NET SALES
--------------------------------------------------------------------------------------
COST OF SALES                $2,186          27%           $2,046          24%

GROSS PROFIT                 $5,783          73%           $6,472          76%

         The Company's gross profit percentage of 73% in the first quarter of 2000 was lower than the 76% reported in the first quarter of 1999 due primarily to (i) lower unit pricing on emulator and debug products, (ii) lower comparative margins on consulting services, and (iii) lower product licensing fees received from third-parties in the first quarter of 2000.

         The Company expects its gross profit to fluctuate based upon its product mix, geographic mix, product and patent license royalties, and variances in volume and related absorption of factory overhead costs. Accordingly, there can be no assurance that the Company will be able to sustain its recent gross profit percentages.

                                        THREE                         THREE MONTHS
                                     MONTHS ENDED                         ENDED
                                      MARCH 31,       CHANGE FROM       MARCH 31,
(DOLLARS IN THOUSANDS)                   2000        PRIOR PERIOD         1999
------------------------------------------------------------------------------------
SALES, GENERAL AND ADMINISTRATIVE
   EXPENSES                             $4,492            $(402)         $4,894
                                                            (8%)

         From the first quarter of 1999 to the first quarter of 2000, Applied's new management team has shifted its operating resources to focus on developing new products and services. That shift is reflected in the decrease in sales, general and administrative expenses, with a corresponding increase in research and development expenses.

         The decrease in sales, general and administrative expenses in the first quarter of 2000, as compared to the first quarter in 1999, was achieved primarily through lower marketing-related expenditures. In the first several months of 1999, Applied incurred marketing expenses relative to the launch of its CodeOPTIX(TM) product family, as well as other marketing expenses to build general awareness of Applied's traditional embedded software solutions. Marketing expenditures in the latter part of 1999 and into the first quarter of 2000 were at lower levels, and included focused expenses for repositioning the Company into new market areas. The lower first-quarter 2000 sales, general and administrative expenses were also the result of lower sales commissions, commensurate with the overall lower reported revenues in the period.

         The Company expects its sales and marketing expenditures to increase in the future as it introduces and markets new products and services and expands its sales, general and administrative organization.

         Foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. No such hedging activities were in effect during the first quarter of 2000 and throughout 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

                                        THREE                         THREE MONTHS
                                     MONTHS ENDED                         ENDED
                                      MARCH 31,       CHANGE FROM       MARCH 31,
(DOLLARS IN THOUSANDS)                   2000        PRIOR PERIOD         1999
------------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT EXPENSES      $3,081              $399         $2,682
                                                             15%

         The increase in research and development expenses in the first quarter of 2000 was primarily attributable to increased engineering headcount and correspondingly higher compensation-related expenses. These increased expenses were a direct result of the Company's investment in strategic new initiatives.

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

                                        THREE                         THREE MONTHS
                                     MONTHS ENDED                         ENDED
                                      MARCH 31,       CHANGE FROM       MARCH 31,
(DOLLARS IN THOUSANDS)                   2000        PRIOR PERIOD         1999
------------------------------------------------------------------------------------
INTEREST INCOME AND OTHER, NET          $182                $12          $170
                                                              7%

         The Company's interest income and other, net, increased from the prior year's first quarter - despite a decrease in the Company's cash available for short-term investments - due primarily to higher interest rates earned on investments.

INCOME TAXES

         Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income (loss) of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $13.3 million in cash, cash equivalents, and short-term investments, compared to $16.3 million as of December 31, 1999. Applied maintains a revolving line of credit with a commercial bank whereby the Company may borrow up to $7.0 million at either the bank's prime rate or LIBOR plus 1.45%. Any such amounts borrowed would be due at the expiration of the line of credit on May 31, 2000. The line of credit is secured by all of the Company's inventories, chattel paper, accounts receivable and general intangible assets and includes certain financial covenants. There were no amounts outstanding as of March 31, 2000 nor at any time during 1999, and Applied was in compliance with all applicable financial covenants.

         The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. As a result of its operating loss in the first quarter of 2000 and the timing of revenues in both the fourth quarter of 1999 and the first quarter of 2000, Applied used cash of $2.9 million for operating activities in the first quarter of 2000, compared to generating $82,000 cash from operating activities in the first quarter of the prior year. Applied's fourth quarter 1999 revenues occurred at a more even rate throughout the quarter, whereas first quarter 2000 revenues were weighted toward the end of the quarter; as a result, the accounts receivable balance as of December 31, 1999 was lower than traditional levels. The Company purchased $198,000 in equipment in the first quarter of 2000, compared to purchasing $290,000 in the first quarter of 1999.

         The Company believes that its existing working capital, together with amounts anticipated from operations, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will depend on a number of factors, including costs associated with sales and marketing programs, product development efforts, the success of the commercial introduction of new Applied products, and the potential use of funds for strategic purposes. To the extent additional funds are required, the Company may sell additional equity, debt or convertible securities, or obtain additional credit facilities.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Statements in this report that are not historical facts constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include the Company's recent operating losses, dependence on industries characterized by rapidly changing technology, manufacturing and product ship schedules, customer design starts utilizing environments served by Applied, relationships with semiconductor manufacturers, Applied's focus on a few key markets, competition, dependence on key personnel, management of expected growth, intellectual property rights and the potential for corresponding litigation, the potential for product liability, uncertainties surrounding international operations, potential fluctuations in quarterly operating results, and potential continued volatility of stock price.

         For a more detailed discussion of these and other factors, please refer to the Company's filings with the Securities and Exchange Commission, including those set forth under the heading "Factors Affecting Future Results and Forward-Looking Statements" in the Company's 1999 Annual Report on Form 10-K.

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

         The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      The following exhibits are filed as part of this report.

                  27       Financial Data Schedule

         (B)      Report on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             APPLIED MICROSYSTEMS CORPORATION
                             (Registrant)

Date: May 12, 2000           By:  /s/ Robert C. Bateman
      ------------                --------------------------------------------
                                  Robert C. Bateman
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                  SECRETARY AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

     Exhibit No.                         Description
     -----------                         -----------
        27                        Financial Data Schedule
