Form 10-Q
period 2000-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2000-08-14
CIK 1000787

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                             -----------------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Common stock, $.01 par value: 6,937,795 shares outstanding as of August 4, 2000.

===============================================================================

                        APPLIED MICROSYSTEMS CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...............................3

              Consolidated Statements of Operations for the three months and six months ended
              June 30, 2000 and 1999..............................................................................4

              Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999...............5

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

PART II:      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders................................................14

Item 6.       Exhibits and Reports on Form 8-K...................................................................14

              Signatures.........................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         APPLIED MICROSYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    2000                  1999
                                                                              ------------------    ------------------
                                                                                 (UNAUDITED)
                                                                                          (IN THOUSANDS)
                                   ASSETS

Current assets:
     Cash and cash equivalents.............................................        $      7,964          $      5,682
     Securities available-for-sale.........................................               4,668                10,664
     Accounts receivable, net..............................................               5,679                 5,848
     Inventories...........................................................               2,435                 2,471
     Prepaid and other current assets......................................                 477                   501
                                                                              ------------------    ------------------
         Total current assets..............................................              21,223                25,166

Property and equipment, net................................................               2,186                 2,372
Other assets...............................................................                 478                   504
                                                                              ------------------    ------------------
         Total assets......................................................        $     23,887          $     28,042
                                                                              ==================    ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................        $      2,728          $      2,494
     Accrued payroll.......................................................               2,072                 1,704
     Other accrued expenses................................................               1,225                 1,058
     Deferred revenue......................................................               3,118                 3,599
                                                                              ------------------    ------------------
         Total current liabilities.........................................               9,143                 8,855

Shareholders' equity:
     Preferred stock, par value $.01.......................................                  --                    --
     Common stock, par value $.01..........................................              26,190                25,792
     Accumulated other comprehensive income (loss).........................                (568)                   48
     Accumulated deficit...................................................             (10,878)               (6,653)
                                                                              ------------------    ------------------
         Total shareholders' equity........................................              14,744                19,187
                                                                              ------------------    ------------------
         Total liabilities and shareholders' equity........................        $     23,887          $     28,042
                                                                              ==================    ==================

                              See accompanying notes.

                        APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------    --------------------------------
                                                      2000              1999              2000              1999
                                                  --------------    --------------    --------------    --------------
                                                               (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Net sales......................................     $     7,251       $     7,435       $    15,220       $    15,953
Cost of sales..................................           2,450             1,972             4,636             4,018
                                                  --------------    --------------    --------------    --------------
Gross profit...................................           4,801             5,463            10,584            11,935

Operating expenses:
     Sales, general and administrative.........           4,249             4,982             8,741             9,876
     Research and development..................           3,347             2,762             6,428             5,444
                                                  --------------    --------------    --------------    --------------
Total operating expenses.......................           7,596             7,744            15,169            15,320
                                                  --------------    --------------    --------------    --------------
Loss from operations...........................          (2,795)           (2,281)           (4,585)           (3,385)

Interest income and other, net.................             177               174               359               344
                                                  --------------    --------------    --------------    --------------
Net loss.......................................     $    (2,618)       $   (2,107)       $   (4,226)       $   (3,041)
                                                  ==============    ==============    ==============    ==============
Basic and diluted loss per share................    $     (0.38)       $    (0.31)       $    (0.62)       $    (0.45)
Shares used in per-share calculation............          6,909             6,708             6,858             6,698

                             See accompanying notes.

                         APPLIED MICROSYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------------
                                                                                    2000                  1999
                                                                              ------------------    ------------------
                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss...................................................................        $    (4,226)          $    (3,041)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.........................................                517                   603
     Net change in operating accounts:
       Accounts receivable.................................................                169                 1,925
       Inventories.........................................................                 36                   497
       Prepaid and other current assets....................................                 24                  (201)
       Other assets........................................................                  5                    17
       Accounts payable and accrued expenses...............................                769                  (368)
       Deferred revenue....................................................               (481)                 (385)
                                                                              ------------------    ------------------
         Net cash used in operating activities.............................             (3,187)                 (953)

INVESTING ACTIVITIES
     Purchases of securities available-for-sale............................             (3,697)               (8,025)
     Maturities and sales of securities available-for-sale.................              9,693                 9,954
     Additions to property and equipment...................................               (309)                 (599)
                                                                              ------------------    ------------------
         Net cash provided by investing activities.........................              5,687                 1,330

FINANCING ACTIVITIES
     Sale of common stock to employees.....................................                338                    94
     Stock options exercised...............................................                 60                     1
                                                                              ------------------    ------------------
         Net cash provided by financing activities.........................                398                    95

Effects of foreign exchange rate changes on cash...........................               (616)                 (825)
                                                                              ------------------    ------------------
Increase (decrease) in cash and cash equivalents...........................              2,282                  (353)
Cash and cash equivalents at beginning of period...........................              5,682                 6,041
                                                                              ------------------    ------------------
Cash and cash equivalents at end of period.................................        $     7,964           $     5,688
                                                                              ==================    ==================

                              See accompanying notes.

                         APPLIED MICROSYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation ("Applied" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Form 10-K for the year then ended. The results of operations for the three and six-month periods ended June 30, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.       COMPUTATION OF LOSS PER SHARE

         Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company's losses, basic and diluted loss per share are determined excluding common stock equivalents for the periods ended June 30, 2000 and 1999, respectively.

3.       COMPREHENSIVE LOSS

         As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments which are recorded directly to equity. During the second quarter of 2000, comprehensive loss amounted to $3.0 million, compared to comprehensive loss of $2.2 million for the second quarter of 1999. For the six months ended June 30, 2000, comprehensive loss amounted to $4.8 million, compared to comprehensive loss of $3.9 million for the six months ended June 30, 1999.

4.       INVENTORIES

Inventories consist of the following:

                                            JUNE 30,            DECEMBER 31,
                                              2000                  1999
                                        ------------------    ------------------
                                                    (IN THOUSANDS)

Finished goods........................       $        167          $        557
Work in process.......................                 90                    60
Purchased parts.......................              2,178                 1,854
                                        ------------------    ------------------
                                             $      2,435          $      2,471
                                        ==================    ==================

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any. SFAS 133 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 2001. The Company has not yet determined the impact, if any, of adopting this Statement; however, no hedging activities were in effect during the first six months of 2000 nor at any time during 1999.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The new SAB provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. SAB 101 is effective for the fourth quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is currently evaluating the impact SAB 101 will have on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Applied Microsystems Corporation ("Applied" or the "Company") is a leader and innovator in software tools and technologies. Applied's products help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost. The Company's products have historically been targeted to meet the needs of embedded systems markets, and Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications. Embedded systems are used extensively in the Internet device industry, telecommunications, internetworking, avionics, computer peripherals, office products, medical instrumentation and industrial process control. Embedded systems are also found in consumer markets such as the automotive and entertainment industries. A wide variety of products use embedded systems, such as video games, hand-held computing devices, cellular telephones, set-top boxes, automated teller machines, hospital patient monitors, airplane flight control systems, automotive braking systems, modems, and facsimile machines.

         The Company is pursuing development efforts to leverage its expertise in traditional embedded systems markets to apply its development and performance-enhancement solutions more specifically to game developers, Web developers, and complex Internet infrastructure needs. The Company expects that traditional embedded systems tools may become the tools of choice for creating modern Internet applications and establishing and maintaining Internet infrastructure because these tools are well suited to creating applications that are highly reliable. Such tools are also able to handle real-time operating requirements and complex hardware/software integration.

         In July 2000, the Company announced that it had signed a letter of intent with Microsoft Corporation to develop and manufacture DVD-emulation technology for inclusion in Microsoft's Xbox Development Kit, the development platform that allows game developers to optimize games for Xbox, Microsoft's initial entry into the video game machine market. Applied announced in 1999 that it had signed an agreement with Nintendo to develop and manufacture development kits for Nintendo's next-generation video gaming system. Applied intends to leverage these relationships over time to also provide its software analysis tools to game developers, as well as provide other products and services to the gaming markets.

RESULTS OF OPERATIONS

                                   THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                             -----------------------------------------  ------------------------------------------
(DOLLARS IN THOUSANDS)           2000         CHANGE         1999           2000          CHANGE         1999
---------------------------- ------------- ------------- -------------  -------------- ------------- -------------

NET SALES                          $7,251        $(184)        $7,435         $15,220        $(733)       $15,953
                                                   (2%)                                        (5%)

         The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sale or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months.

         The Company's net sales are presently derived primarily from sales of debug, test, and performance solutions, as well as product support and consulting services. Over the past few years, the Company has experienced continuing declines in net sales of its higher-priced "high-end" emulator products as the overall market demand for this type of product has decreased. High-end emulator products accounted for less than 5% of net sales in the six months ended June 30, 2000, as compared to 8% of net sales in the six months ended June 30, 1999. High-end emulator products are expected to continue to generate a declining level of future revenues.

         Development solutions for game consoles represent a new revenue source for Applied and accounted for approximately 9% of second quarter and year-to-date 2000 net sales, compared to no game-related revenue in the comparable periods in 1999. These increases were offset primarily by lower revenues in the Company's CodeTEST-Registered Trademark- software products. The Company's second quarter 2000 results showed an increase over the prior year's quarter in its low-end debug product revenues, led by strong PowerTAP-TM- unit sales; however, year-to-date low-end debug revenues were lower than the comparable period in 1999 due primarily to a decline in SuperTAP-TM- unit sales.

         The Company's net sales also include product support revenues, which represented 15% of net sales in the second quarter of 2000, as compared to 16% of net sales in the second quarter of 1999. Year-to-date support revenues accounted for 14% of net sales in 2000, compared to 15% of net sales in the comparable period in 1999.

         International sales were 43% of net sales in the second quarter of 2000, as compared to 36% of net sales in the second quarter of 1999. For the six months ended June 30, 2000, international sales were 42% of net sales, in comparison to 38% for the six months ended June 30, 1999. In comparison to the comparable periods in 1999, international sales increased 17% in the three months ended June 30, 2000 and increased 6% in the six months ended June 30, 2000. The increases in international revenues were primarily the result of increased product sales volumes in Europe, offset by lower product sales volumes in Japan in the first half of 2000.

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

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                  ------------------------  ------------------------
(DOLLARS IN THOUSANDS)               2000        1999          2000        1999
--------------------------------- ----------- ------------  ----------- ------------
COST OF SALES                         $2,450       $1,972       $4,636       $4,018
  % OF NET SALES                         34%          27%          30%          25%

GROSS PROFIT                          $4,801       $5,463      $10,584      $11,935
  % OF NET SALES                         66%          73%          70%          75%

         The Company's gross profit percentage declined in the second quarter and year-to-date 2000 periods due primarily to (i) lower unit pricing on the Company's older high-end emulator products, (ii) changes in the geographic mix of Company revenues from Applied's traditionally higher-margin geographic areas such as Japan to moderately lower-margin geographic areas such as Europe, and (iii) changes in product mix, including a decline in certain higher-margin software revenues.

         The Company expects its gross profit percentage to fluctuate based upon its product and service mix, geographic mix, foreign currency fluctuations, product and patent license royalties, and variances in volume and related absorption of factory overhead costs. Initial sales of game development kits are expected to be at lower margins than the Company has historically maintained, thus adding to the potential for future fluctuations in gross profit percentages.

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -------------------------------------  -------------------------------------
(DOLLARS IN THOUSANDS)            2000        CHANGE        1999         2000        CHANGE        1999
------------------------------ ----------- ------------- -----------  ----------- ------------- -----------

SALES, GENERAL AND
 ADMINISTRATIVE EXPENSES           $4,249        $(733)      $4,982       $8,741      $(1,135)      $9,876
                                                  (15%)                                  (11%)

         Over the past several quarters, Applied's new management team has shifted operating resources to pursue opportunities in high-growth markets through developing new products and services. That shift is reflected in the decrease in sales, general and administrative expenses, with a corresponding increase in research and development expenses.

         The decrease in sales, general and administrative expenses in the first half of 2000, as compared to the first half of 1999, was achieved primarily through lower marketing-related expenditures. In the first several months of 1999, Applied incurred marketing expenses relative to the launch of its CodeOPTIX-TM- product family, as well as other marketing expenses to build general awareness of Applied's traditional embedded software solutions. Marketing expenditures in the latter part of 1999 and through the first six months of 2000 were at lower levels, and included focused expenses for repositioning the Company into new market areas. The lower second-quarter 2000 sales, general and administrative expenses were also the result of lower sales commissions, commensurate with the overall lower reported revenues in the period. The Company expects its sales and marketing expenditures to increase in the future as it introduces and markets new products and services and incurs higher selling expenses to increase net sales.

         When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. No such hedging activities were in effect during the first six months of 2000 nor at any time during 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -------------------------------------  -------------------------------------
(DOLLARS IN THOUSANDS)            2000        CHANGE        1999         2000        CHANGE        1999
------------------------------ ----------- ------------- -----------  ----------- ------------- -----------
RESEARCH AND DEVELOPMENT
 EXPENSES                          $3,347          $585      $2,762       $6,428          $984      $5,444
                                                    21%                                    18%

         The quarterly and year-to-date 2000 increases in research and development expenses were primarily attributable to increased engineering resources and correspondingly higher consulting and compensation-related expenses. These increased expenses were a direct result of the Company's investment in strategic new initiatives.

         The Company believes that its continued investment in focused research and development activities is critical to Applied's future success, and that the Company's engineering resources represent a competitive advantage. Therefore, the Company intends to continue to make substantial investments in product development. Research and development expenses may also fluctuate to the extent that Applied's engineering resources are utilized to fulfill the needs of customers under contractual research and development arrangements. In such cases, engineering costs are charged to costs of goods sold.

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -------------------------------------  -------------------------------------
(DOLLARS IN THOUSANDS)            2000        CHANGE        1999         2000        CHANGE        1999
------------------------------ ----------- ------------- -----------  ----------- ------------- -----------
INTEREST INCOME AND OTHER,
 NET                                 $177            $3        $174         $359           $15        $344
                                                     2%                                     4%

         The Company's interest income and other, net, increased modestly from the prior year's periods - despite a decrease in the Company's average cash available for short-term investments - due primarily to higher interest rates earned on investments.

INCOME TAXES

         Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income (loss) of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three and six-month periods ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had $12.6 million in cash, cash equivalents, and short-term investments, compared to $16.3 million as of December 31, 1999. The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. As a result of its operating loss, Applied used cash of $3.2 million for operating activities in the first six months of 2000, compared to using $953,000 for operating activities in the first six months of the prior year. The Company purchased $309,000 in property and equipment in the first six months of 2000, compared to purchasing $599,000 in the first six months of 1999.

         The Company believes that its existing working capital, together with amounts anticipated from operations, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will depend on a number of factors, including costs associated with sales and marketing programs, product development efforts, the success of the commercial introduction of new Applied products, and the potential use of funds for strategic purposes. To the extent additional funds are required, the Company may sell additional equity, debt or convertible securities, or obtain credit facilities; however, there can be no assurance that the Company will be able to obtain such funds or on terms that are acceptable.

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

         The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 23, 2000. The following summarizes the results of matters voted upon at the Annual Meeting.

         (1) The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal:

                      NOMINEE                            FOR             WITHHELD
                      -------                            ---             --------
                      Lary L. Evans                    6,645,224            9,686
                      Charles H. House                 6,645,124            9,786
                      Elwood D. Howse, Jr.             6,445,124            9,786
                      Anthony Miadich                  6,445,124            9,786
                      Stephen J. Verleye               6,645,224            9,686

         (2) The shareholders voted 3,569,090 shares in the affirmative, 75,728 shares in the negative, 18,977 shares abstained, and 3,226,531 other shares were unvoted relative to the approval of the Applied Microsystems Corporation Amended and Restated 1996 Employee Stock Purchase Plan, and the increase of the number of shares issuable thereunder from 250,000 shares to 500,000 shares.

         (3) The shareholders voted 6,646,983 shares in the affirmative, 4,230 shares in the negative, 3,697 shares abstained, and 235,416 other shares were unvoted relative to ratification of the appointment of Ernst & Young LLP as independent auditors for the Company's fiscal year ending December 31, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (A)      The following exhibits are filed as part of this report.

                  27       Financial Data Schedule

         (B)      Report on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APPLIED MICROSYSTEMS CORPORATION
                                       (Registrant)

Date:     August 11, 2000              By:     /s/  Robert C. Bateman
        --------------------------          ------------------------------------
                                            Robert C. Bateman
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER, SECRETARY AND TREASURER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER AND DULY AUTHORIZED SIGNING
                                            OFFICER )

                                  EXHIBIT INDEX

     Exhibit No.                               Description
     -----------                               -----------
          27           Financial Data Schedule