Form 10-Q
period 2000-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2000-11-13
CIK 1000787

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
or
/ /	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-26778

APPLIED MICROSYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1074996 (I.R.S. Employer Identification Number)
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

Common stock, $.01 par value: 6,951,670 shares outstanding as of November 3, 2000.

APPLIED MICROSYSTEMS CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000
INDEX

		Page
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II: OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,092	$5,682
Securities available-for-sale	5,397	10,664
Accounts receivable, net	7,866	5,848
Inventories	2,490	2,471
Prepaid and other current assets	369	501

Total current assets	20,214	25,166
Property and equipment, net	2,126	2,372
Other assets	462	504

Total assets	$22,802	$28,042

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,741	$2,494
Accrued payroll	1,954	1,704
Other accrued expenses	1,118	1,058
Deferred revenue	4,171	3,599

Total current liabilities	9,984	8,855
Shareholders' equity:
Preferred stock, par value $.01	—	—
Common stock, par value $.01	26,334	25,792
Accumulated other comprehensive income (loss)	(743)	48
Accumulated deficit	(12,773)	(6,653)

Total shareholders' equity	12,818	19,187

Total liabilities and shareholders' equity	$22,802	$28,042

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2000	1999	2000	1999
	(in thousands, except per-share amounts)
Net sales	$7,819	$8,328	$23,039	$24,281
Cost of sales	2,269	2,333	6,905	6,351

Gross profit	5,550	5,995	16,134	17,930
Operating expenses:
Sales, general and administrative	4,146	4,604	12,887	14,480
Research and development	3,456	2,989	9,884	8,433

Total operating expenses	7,602	7,593	22,771	22,913

Loss from operations	(2,052)	(1,598)	(6,637)	(4,983)
Interest income and other, net	158	175	517	520

Net loss	$(1,894)	$(1,423)	$(6,120)	$(4,463)

Basic and diluted loss per share	$(0.27)	$(0.21)	$(0.89)	$(0.67)
Shares used in per-share calculation	6,938	6,738	6,902	6,711

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2000	1999
	(in thousands)
Operating activities
Net loss	$(6,120)	$(4,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	773	925
Net change in operating accounts:
Accounts receivable	(2,018)	899
Inventories	(19)	301
Prepaid and other current assets	132	(18)
Other assets	10	(2)
Accounts payable and accrued expenses	557	(414)
Deferred revenue	572	493

Net cash used in operating activities	(6,113)	(2,279)
Investing activities
Purchases of securities available-for-sale	(5,364)	(5,525)
Maturities and sales of securities available-for-sale	10,631	4,916
Additions to property and equipment	(495)	(682)

Net cash provided by (used in) investing activities	4,772	(1,291)
Financing activities
Sale of common stock to employees	142	132
Stock options exercised	400	1

Net cash provided by financing activities	542	133
Effects of foreign exchange rate changes on cash	(791)	(105)

Decrease in cash and cash equivalents	(1,590)	(3,542)
Cash and cash equivalents at beginning of period	5,682	6,041

Cash and cash equivalents at end of period	$4,092	$2,499

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation ("Applied" or the "Company") in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Form 10-K for the year then ended. The results of operations for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.  Computation of Loss Per Share

    Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company's losses, basic and diluted loss per share are determined excluding common stock equivalents for the periods ended September 30, 2000 and 1999, respectively.

3.  Comprehensive Loss

    As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity. During the third quarter of 2000, comprehensive loss amounted to $2.1 million, compared to comprehensive loss of $703,000 for the third quarter of 1999. For the nine months ended September 30, 2000, comprehensive loss amounted to $6.9 million, compared to comprehensive loss of $4.6 million for the nine months ended September 30, 1999.

4.  Inventories

    Inventories consist of the following:

	September 30, 2000	December 31, 1999
	(in thousands)
Finished goods	$976	$557
Work in process	71	60
Purchased parts	1,443	1,854

	$2,490	$2,471

5.  Recent Accounting Pronouncements

    In September 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any. SFAS 133 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 2001. The Company has not yet determined the impact, if any, of adopting this Statement; however, no hedging activities were in effect during the first nine months of 2000 nor at any time during 1999.

    In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The new SAB provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC. SAB 101 is effective for the fourth quarter of 2000 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is currently evaluating the impact SAB 101 will have on its financial position and results of operations.

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

    The Company is leveraging its expertise in traditional embedded systems markets to apply its development and performance-enhancement solutions more specifically to game developers. In July 2000, the Company announced a letter of intent with Microsoft Corporation to develop and manufacture DVD-emulation technology for inclusion in Microsoft's Xbox Development Kit, the development platform that allows game developers to optimize games for Xbox, Microsoft's initial entry into the video game machine market. Applied signed an agreement with Nintendo in 1999 to develop and manufacture development kits for Gamecube, Nintendo's next-generation video gaming system. Applied intends to leverage these relationships over time to also provide its software analysis tools to game developers, as well as provide other products and services to the gaming markets.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2000	Change		1999	2000	Change		1999
Net sales	$7,819	$(509 (6	) )%	$8,328	$23,039	$(1,242 (5	) )%	$24,281

    The Company generally recognizes revenues from product sales upon shipment, unless the Company has obligations remaining under a sale or licensing agreement, in which case revenue is deferred until earned. Revenues from sales of product support contracts are deferred and recognized ratably over the contract period, which is typically 12 months. Despite the decline in revenues in comparison to periods in 1999, Applied's net sales increased 8% sequentially in comparison to the quarter ended June 30, 2000, attributable primarily to increased software sales and increased game development kit sales.

    The Company's net sales have historically been derived primarily from sales of debug, test, and performance solutions, as well as product support and consulting services. Over the past few years, the Company has experienced continuing declines in net sales of its higher-priced "high-end" emulator products as the overall market demand for this type of product has decreased. High-end emulator products accounted for 4% of net sales in the three and nine-month periods ended September 30, 2000, as compared to 6% of net sales in the three months ended September 30, 1999 and 7% of net sales in the nine months ended September 30, 1999. High-end emulator products are expected to continue to generate a declining level of future revenues.

    Development solutions for game consoles represent a new revenue source for Applied and, including non-recurring engineering fees, accounted for approximately 10% of third quarter and year-to-date 2000 net sales, compared to 3% of net sales in the third quarter of 1999 and 1% of net sales in the nine months ended September 30, 1999. These increases were offset by generally lower revenues in Applied's low-end debug development solutions, despite higher year-to-date unit volumes across many of these low-end debug products. Applied's NetROM™ product line, however, increased in unit volume and revenues in the 2000 reporting periods in comparison to the three and nine-month periods ended September 30, 1999. Including allocated support revenues, low-end debug products accounted for 58% of net sales in the third quarter of 2000, compared to 64% of net sales in the third quarter of 1999. Low-end debug products accounted for 60% of net sales in the nine months ended September 30, 2000, compared to 63% in the comparable period in 1999.

    Applied's CodeTEST® and LiveCODE™ software revenues increased in the third quarter of 2000, as compared to the third quarter of 1999, but decreased in the nine months ended September 30 2000 as compared to the comparable year-to-date figure in 1999. These quarterly and year-to-date fluctuations were attributable primarily to the timing of CodeTEST license sales through distribution channels.

    The Company's net sales also include product support revenues, which represented 13% of net sales in the third quarter of 2000, as compared to 14% of net sales in the third quarter of 1999. Year-to-date support revenues accounted for 14% of net sales in 2000, compared to 15% of net sales in the comparable period in 1999.

    International sales were 34% of net sales in the third quarter of 2000, as compared to 37% of net sales in the third quarter of 1999. For the nine months ended September 30, 2000, international sales were 39% of net sales, in comparison to 37% for the nine months ended September 30, 1999. In comparison to the comparable periods in 1999, international sales decreased 14% in the three months ended September 30, 2000 and were flat in the nine months ended September 30, 2000. The quarterly decrease in international revenues resulted from lower sales reported in Japan and Europe; whereas, for the year-to-date periods, revenues in Europe increased but were offset by declines in Japan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2000	1999	2000	1999
Cost of Sales	$2,269	$2,333	$6,905	$6,351
% of net sales	29%	28%	30%	26%
Gross profit	$5,550	$5,995	$16,134	$17,930
% of net sales	71%	72%	70%	74%

    The Company's gross profit percentage declined in the nine months ended September 30, 2000 due primarily to (i) changes in product mix, including a year-to-date decline in certain higher-margin software revenues, (ii) lower unit pricing on the Company's older high-end emulator products, and (iii) changes in the geographic mix of Company revenues from Applied's traditionally higher-margin geographic areas such as Japan to moderately lower-margin geographic areas such as Europe.

    The Company expects its gross profit percentage to fluctuate based upon its product and service mix, geographic mix, foreign currency fluctuations, product and patent license royalties, and variances in volume and related absorption of overhead costs. Initial sales of game development kits are expected to be at lower margins than the Company has historically maintained, thus adding to the potential for future fluctuations in gross profit percentages.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2000	Change	1999	2000	Change	1999
Sales, general and administrative expenses	$4,146	$(458)	$4,604	$12,887	$(1,593)	$14,480
		(10)%			(11)%

    Applied's total operating expenses have remained flat over the past nine quarters; however, over the past several quarters, Applied's management team has shifted operating resources to pursue opportunities in high-growth markets through developing new products and services. That shift is reflected in the decrease in sales, general and administrative expenses, with a corresponding increase in research and development expenses.

    The decrease in sales, general and administrative expenses in the nine months of 2000, as compared to the nine months of 1999, was achieved primarily through lower marketing-related expenditures. In the first several months of 1999, Applied incurred marketing expenses relative to the launch of its CodeOPTIX™ product family, as well as other marketing expenses to build general awareness of Applied's traditional embedded software solutions. Marketing expenditures in the latter part of 1999 and through the first nine months of 2000 were at lower levels, and included focused expenses for repositioning the Company into new market areas. The lower third-quarter and year-to-date 2000 sales, general and administrative expenses were also the result of lower personnel-related expenses. The Company expects its sales and marketing expenditures to increase in the future as it introduces and markets new products and services and incurs higher selling expenses to increase net sales.

    When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the trade debt the Company's Japanese subsidiary owes to the Company. No such hedging activities were in effect during the first nine months of 2000 nor at any time during 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2000	Change	1999	2000	Change	1999
Research and development expenses	$3,456	$467 16%	$2,989	$9,884	$1,451 17%	$8,433

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2000	Change		1999	2000	Change		1999
Interest income and other, net	$158	$(17 (10	) )%	$175	$517	$(3 (1	) )%	$520

    The Company's interest income and other, net, decreased modestly from the prior year's periods—despite higher interest rates earned on investments—due to an overall decrease in the Company's average cash available for short-term investments.

Income Taxes

    Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income (loss) of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of the Company's ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three and nine-month periods ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

    As of September 30, 2000, the Company had $9.5 million in cash, cash equivalents, and short-term investments, compared to $16.3 million as of December 31, 1999. The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. As a result of its operating loss, Applied used cash of $6.1 million for operating activities in the first nine months of 2000, compared to using $2.3 million for operating activities in the first nine months of the prior year. The Company purchased $495,000 in property and equipment in the first nine months of 2000, compared to purchasing $682,000 in the first nine months of 1999.

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

Certain Factors That May Affect Future Results of Operations

    This report contains forward-looking statements reflecting management's current forecast of certain aspects of the Company's future. Such statements are based on current information which management has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding the Company's intent to pursue new market and product opportunities, estimates of future operating trends, and optimism about improved operating performance.

    The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company's business which include, but are not limited to, the Company's recent operating losses, dependence on industries characterized by rapidly changing technology, manufacturing and product ship schedules, customer design starts utilizing environments served by Applied, relationships with semiconductor manufacturers, Applied's focus on a few key markets, competition, dependence on key personnel, management of expected growth, intellectual property rights and the potential for corresponding litigation, the potential for product liability, uncertainties surrounding international operations, potential fluctuations in quarterly operating results, and potential continued volatility of stock price. The forward-looking statements should be considered in the context of these and other risk factors disclosed in the Company's most recent filings with the Securities and Exchange Commission and the Company's 1999 Annual Report on Form 10-K.

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

    The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (A)
  The following exhibits are filed as part of this report.

  27
  Financial Data Schedule

  (B)
  Report on Form 8-K

    The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION (Registrant)
Date: November 10, 2000	By:	/s/ ROBERT C. BATEMAN Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signing Officer)

Exhibit Index

Exhibit No.	Description
27	Financial Data Schedule

QuickLinks

APPLIED MICROSYSTEMS CORPORATION FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2000 INDEX
SIGNATURES
Exhibit Index