Form 10-K405
period 2000-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2001-03-29
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K

(Mark One)

/ X /   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

/    /    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number 0-26778

APPLIED  MICROSYSTEMS  CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91–1074996 (I.R.S. Employer Identification Number)

5020 148th Avenue N.E. , Redmond, Washington 98052-5172 (425) 882-2000 (Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X            No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  /X/

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

        Common stock: 7,003,921 shares outstanding as of March 14, 2001.

          The aggregate market value of the common stock held by non–affiliates of the registrant, based on the closing price on March 14, 2001, as reported on the Nasdaq National Market, was $14,319,987. 1

             1 Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

Documents Incorporated by Reference

          Portions of the registrant's Proxy Statement relating to the registrant's 2001 Annual Meeting of Shareholders to be held on May 22, 2001, are incorporated by reference into Part III of this report.

PART IV.
ITEM 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1.	BUSINESS

          The following Business section includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact the Company makes in this document or in any document incorporated by reference are forward-looking.  In particular, the statements herein regarding industry prospects and the Company's future results of operations or financial position are forward-looking statements.  Forward-looking statements reflect management's current expectations and are inherently uncertain.  The Company's actual results may differ significantly from expectations.  The section entitled “Risk Factors Affecting Future Results and Forward-Looking Statements” describes some, but not all, of the factors that could cause these differences.

Overview

          Applied Microsystems Corporation (“Applied” or the “Company”) is a leader and innovator in software development tools and technologies. Applied’s products and services help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost.  For more than 20 years, the Company has targeted its products to meet the needs of embedded systems markets and has developed significant experience and expertise in high-end microprocessors, real-time systems, and software analysis technology – three key competencies that position the Company to meet the needs of software developers.  Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications.  The embedded systems market has in recent years expanded from its traditional base of industrial automation, medical devices, and avionic applications to include a number of rapidly growing market segments such as Internet devices, high-speed networking, wireless technologies, game consoles, and set top boxes.

          The Company’s products enhance customers’ productivity by providing a set of solutions that span a product’s lifecycle.  Applied’s products and services assist customers with the development of software and the integration of software and hardware in creating embedded products.  The Company’s software analysis tools include the CodeOPTIX™ family of high-level software visibility tools for application software verification, analysis and test as well as providing the ability to add executable code to programs running in the target systems.  Applied provides development tools for customers using a variety of third-party operating systems, including Wind River Systems’ VxWorks® and pSOS™, Sun Microsystems’ ChorusOS™, Enea OSE Systems’ OSE™, QNX Software Systems’ Neutrino®, and Lynx Real-Time Systems’ LynxOS™ operating systems.  The Company supports development, debug and testing for a wide range of popular microprocessors from companies such as Motorola, Inc., Intel Corporation, Advanced Micro Devices, Inc., Hitachi, and MIPS Technologies, Inc.  Applied offers its custom engineering capability to provide customers with specialized development tools and design services.  The Company has recently expanded its expertise into development tools for game consoles, and has signed agreements with Nintendo and Microsoft to develop and manufacture development tools for the Nintendo Gamecube™ and Microsoft Xbox™ video gaming systems.

          Applied distributes its development solutions primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, through distributors in the rest of the world, as well as through partnerships with selected companies – including third-party developers of integrated development environments.

          Applied was incorporated in Washington in 1979 and is headquartered at 5020 148th Avenue NE, Redmond, Washington. The Company is ISO 9002 certified.  For more information, visit Applied’s home page on the World Wide Web: http://www.amc.com.

Background

          Applied has developed significant expertise in providing development solutions to the embedded systems marketplace.  Embedded systems generally include an embedded microprocessor, program storage (e.g. in flash memory), real–time operating system (“RTOS”) software, and custom software to implement assigned applications.  Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events.  Manufacturers worldwide are making increasing use of embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products.

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

          The development of embedded systems using today's high–speed microprocessors requires the design, debugging and testing of substantial amounts of complex custom application software, which is typically written in a high–level programming language.  As the complexity and volume of such software increases, so does the potential for programming errors, the need to eliminate performance shortcomings, and the difficulty of thoroughly testing the complete system.

          In their efforts to remain competitive, manufacturers are increasingly faced with conflicting pressures.  As they incorporate advanced microprocessors into their products, these manufacturers must develop more embedded software and intensify their debugging and testing efforts, which tends to lengthen product development cycles and increase development costs.  At the same time, competitive demands for lower-cost, technologically superior products create pressures to minimize development costs and time–to–market.  Applied’s current development solutions are designed to help customers respond successfully to these conflicting demands.

          Game console manufacturers face similar pressures to design consoles with advanced hardware features, and then face the added complexity of coordinating with in-house and external game developers to develop games that fully utilize the advanced hardware features.  The time-to-market pressures in the games industry are significant, and Applied has expanded its expertise to provide DVD emulation technology that significantly aids in the rapid development of video games.

Products

          Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications.  Applied’s current development solutions are targeted principally for use by software engineers in the development of embedded software and associated products.  Applied designs its products to support major market segments utilizing  32 and 64–bit embedded microprocessors, as well as products to meet the specific needs of game console developers.

          The Company's products generally enable engineers to perform debugging functions in high–level programming languages and operate on IBM–compatible personal computers or engineering workstations.  The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products and to read file format output from compatible compilers.

          The Company’s current products can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems.

Hardware-Enhanced Debugging Tools

          The Company manufactures a wide range of hardware–enhanced software tools for the design and debugging of embedded software.  These in–circuit microprocessor and ROM emulators are utilized primarily by software engineers during the highly iterative software development and system integration phases of the embedded systems development process.  To a lesser extent, they are also used by software engineers for low–level testing of software functions and by hardware engineers in system integration and troubleshooting their designs.

          The Company's emulators perform four basic functions or subsets thereof, depending on product configuration:

•	Download and Run Control __ the ability to load the developer's software program into the system under development; to specify predetermined events or problems that may occur in the course of software execution; to stop system operation upon such an occurrence; and to resume operation at the desired point after any alterations have been made to the system or software

•	Execution Trace __ the ability to detect, observe and provide an execution history of detailed software instructions and flow by collecting this data in a minimally intrusive manner in the probe's random access memory, which is a capability particularly important in identifying bugs or timing problems or in reconstructing the events leading up to a system failure.

•	Overlay Memory __ the ability to replace the target system's memory with memory residing in the emulator where embedded software can be debugged and modified easily before it is permanently “burned into” the target system's ROM.

•	High–Level Language Debugging __ the ability to display source code, data and relevant RTOS information, and to control each of the development tool's other basic functions through a high–level language interface to the target system under development.

          Applied offers a broad selection of hardware–enhanced software design and debugging tools with a variety of features and prices.  The tools are accessed through a high-level language debugger human interface licensed from CAD-UL, Mentor Graphics Corporation, Metrowerks (a subsidiary of Motorola), or Paradigm Systems, Inc. and generally resold with Applied’s product. Applied’s hardware-enhanced debugging products are available in two categories: lower-priced, feature-focused products and high-end, higher-priced products based on traditional embedded architecture.

          The lower-priced, feature-focused products include CodeTAP®, PowerTAP™, and SuperTAP™ tools that are pocket sized and provide a full range of feature capabilities; this category also includes NetROM™, which provides cost-efficient target ethernet access and memory substitution. These tools support a broad range of popular microprocessors used in embedded systems.  This product group represented the largest revenue category for Applied in 2000, totaling nearly 60% of revenues for the year (including support services).

          The high-end, higher-priced products include Applied’s EL Series and CodeICE™ emulators that represent previous-generation technology. These full-featured products support older families of microprocessors from Motorola (680X0 series) and Intel (80960 series).  Based upon a shift in designs to newer microprocessors, demand for these products has declined in recent years and represented less than 5% of the Company’s revenues in 2000.

          Applied plans to continue to support its hardware-enhanced debugging tools and expects to support existing and future microprocessors, as well as to continue to enhance and broaden its user–interface technology with third parties.

Software Analysis Tools

          The Company’s software analysis tools include the CodeOPTIX family of high-level software visibility tools based on instrumentation for application software verification, analysis and test as well as providing the ability to add executable code to programs running in the target systems.  Applied is focused on growing its software analysis tools business, which accounted for 19% of revenues in 2000 (including support services).

          Applied’s CodeTEST® software products consist of a line of software testing tools which are designed specifically to offer a broad range of optimization and testing capabilities to software developers.  These tools measure the performance and reliability of software, as well as the adequacy of the test process itself, in a minimally intrusive manner.  The measurements are then displayed in an intuitive format.  Software engineers use these products during the full range of system development – beginning with initial software development, extending to system integration, and then to final system test and validation.

          CodeTEST software analysis tools currently include the following modules:

•	Coverage Analysis – Basic Block Coverage: the ability to measure the percentage of a software program's routines actually exercised by certain tests; to identify redundancies among tests; to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period; and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

•	Advanced Coverage Tools – adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage levels. For certain industries such as avionics, government regulations mandate test methodologies for each type of software application based on the criticality of that application. Advanced Coverage Tools show what conditions, decision paths, and code statements have been tested.

•	Performance Analysis – the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization; to identify any hindrances to high–speed processing so that system reaction times and compliance with performance specifications can be optimized.

•	Memory Allocation Analysis –the ability to monitor the use of memory during software execution; to identify likely “memory leaks” and other memory allocation errors in order to improve programming reliability and aid in minimizing the size and cost of the target system's memory.

•	Software Execution Trace– the ability to observe software functions from the source code level to the task level at any point in execution history to address software performance or memory problems.

          The CodeTEST product line currently includes software modules sold separately or with a separate hardware probe.  CodeTEST supports a range of the most popular 32-bit microprocessors and RTOS offerings, and Applied plans to support additional CodeTEST releases during 2001.  The Company’s development efforts in 2001 are expected to include extending CodeTEST to provide greater support for engineers developing complex multi-processor systems, in particular for developers at communications infrastructure companies.

          Applied has an OEM agreement with Wind River Systems, a third-party developer of real time operating systems, for integration of certain CodeTEST modules within its integrated development environment.  In 1998, Applied released and began shipping a software-only version of CodeTEST modules through Wind River.  This agreement remained in place throughout 2000, and an additional software module was added to the agreement.  The modules run on the embedded target within Wind River’s integrated development environment.

          In 1999, Applied announced LiveCODE™, the industry’s first interactive run-time tracing system.  LiveCODE incorporates Applied’s automated instrumentation technology, which allows users to interactively debug their software while the application runs in the target. With LiveCODE, developers can graphically display program execution at a high level to quickly understand its operation, trace details in areas of interest and insert code to diagnose problems.  All of this can be done without recompiling or stopping the program. Interactively debugging software while the application runs in the target means developers can significantly reduce the time spent debugging and spend more time on developing code.  During 2001, Applied intends to extend the LiveCODE technology to provide for remote monitoring and debugging of communications switches, base station controllers, and other communications equipment.

Game Development Systems

          In July 2000, the Company announced a letter of intent with Microsoft Corporation to develop and manufacture DVD-emulation technology for inclusion in Microsoft’s Xbox Development Kit, the development platform that allows game developers to optimize games for Xbox, Microsoft’s initial entry into the video gaming system.  In December 2000, the Company announced that it had signed definitive agreements with Microsoft, thus formalizing the relationship established by the letter of intent. Applied had previously signed an agreement with Nintendo in 1999 to develop and manufacture development kits for Gamecube, Nintendo’s next-generation video gaming system.  Applied intends to leverage these relationships over time to also provide its software analysis tools to game developers, as well as provide other products and services to the gaming markets.

          The Company’s game development tools currently include a DVD emulator, which replaces the game developer’s target DVD drive with a hard disk, DVD mechanics emulation, and may also provide specific DVD layout and mastering tools.  Data that would normally be read from the DVD is translated to files on a hard disk on the game developers’ computer. The emulator lets developers see their games run as if they were actually accessing target DVDs and eliminates the need to burn DVDs, which can be a time-consuming and expensive process. And because the data can be accessed more easily from the developer’s hard drive, the total development time for any game system is significantly reduced.

Customers

          The Company's sales are presently concentrated primarily in the telecommunications industry, with a secondary but increasing concentration in the video games industry.  Sales are generally made pursuant to customer purchase orders.

Sales, Marketing and Customer Support

          Applied distributes its development solutions primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, through distributors in the rest of the world, as well as through partnerships with selected companies – including third-party developers of integrated development environments.  During 2000, Applied focused on two vertical market segments – high-speed networking equipment and networked game consoles.  As a result of that strategic decision, the Company aligned its sales force to focus on key global accounts that drive those defined markets.  This organizational-selling model increased the sales cycle somewhat in 2000, but is expected to increase overall revenues over time as the Company enhances relationships with large OEMs, provides a more complete solution to customers, and increases the average order size.  Applied also sought out partnerships to extend its marketing reach to other market segments, customers, or geographies. As a result, in 2000 Applied announced agreements with Arrow Electronics, Metrowerks, and Wind River, in addition to the aforementioned agreements with Microsoft and Nintendo for game development tools.

          As of December 31, 2000, the Company had 63 sales and support employees worldwide, including 42 field sales engineers, inside sales specialists and application engineers located at the Company's headquarters and in direct or home sales offices throughout North America, and in the Company's wholly owned subsidiaries in Japan, Germany, France and the United Kingdom.  Due to the technical nature of its products, the Company believes that an important aspect of its sales strategy is the technical support provided to customers.  In addition, a high level of customer service and support is important to customer adoption and successful utilization of design, debugging and testing technology.  The Company’s field application engineers offer product support and assist customers in incorporating Applied’s design, debugging and testing tools into their design process.

          The Company maintains international distribution agreements covering various countries.  These agreements generally have a term of three years and may be exclusive, on a country–by–country basis. The sale of products in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export–import regulations, customs matters, potentially longer payment cycles, differing collection issues, and military, political and transportation risks.  The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies.  As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease in unit sales to foreign customers.  In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions.  The Company expects that international sales will continue to account for a significant portion of Applied’s revenues in the future.

          Applied participates from time to time in cooperative marketing activities with other embedded systems development tools providers and embedded microprocessor manufacturers.  These relationships enable the Company to further leverage its technical capabilities, customer relationships and international sales and support infrastructure.  The Company believes that developing and maintaining these relationships is important to its ability to achieve broad market penetration.  Applied’s marketing efforts also include attending trade shows, publishing articles, and advertising in trade magazines and journals, direct mail and product demonstrations.

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

Competition

          The traditional market for embedded software development solutions is fragmented and highly competitive, with many providers offering technical solutions to address the design, debugging, testing and service needs of embedded software developers.  In addition, many companies choose to develop their own proprietary solutions as opposed to purchasing development tools and services from outside vendors.  This market is also subject to rapid change, as technological developments create new needs and render prior technical solutions obsolete.  The Company's ability to compete successfully in this market will depend on its ability to develop and introduce new products and features that address the increasingly sophisticated needs of its customers, to implement business relationships that enable it to broaden its product offerings, to provide worldwide customer service and support, and to respond to technological advances, emerging industry standards and practices and competitive developments.

          The principal competition for the Company's hardware–enhanced debugging tools comes primarily from Agilent Technologies, Inc., Lauterbach Datentechnik GmbH, and a division of Wind River (formerly Embedded Support Tools Corporation), as well as from various other domestic and international providers of in–circuit emulators.  Many of these competitors focus primarily on developing products to support specific microprocessors.  To a lesser extent, competition also comes from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators.

          Competition for Applied’s software analysis tools comes principally from domestic providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by the Company’s CodeOPTIX tools.  The Company has also historically experienced competition from the engineering departments of major manufacturers, which may choose to develop internal technical solutions to their design, debugging or testing problems.

          Competition for game development solutions has historically been from console manufacturers who have proprietary development tools.  However, Applied anticipates that the opportunity in the game development market segment may lead other companies to pursue products that will compete with Applied’s game development solutions.

          Competition among providers of embedded software design, debugging, testing and services focuses on a variety of factors, including the availability of tools that are compatible with the customer's chosen embedded microprocessor, engineering workstation and other software development equipment; performance characteristics and features such as high–speed processing, real–time visibility and control, high–level programming language and ease–of–use; product reliability; price/performance characteristics; customer service and worldwide support; and product availability and delivery time.  The Company believes that the relative importance of each of these factors to a prospective customer varies for each development project, depending upon the complexity of the embedded system design, the microprocessor to be used, the project development schedule, and the engineering team’s budget and experience level.

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

Manufacturing

          The Company maintains manufacturing operations to support its hardware-enhanced development solutions and game development tools.  The manufacturing operations consist of the procurement and inspection of parts and components, assembly, software duplication, and extensive testing of components and finished products. Applied’s products incorporate the Company's proprietary software, as well as software licensed from others.  The Company conducts virtually all steps of the assembly process, including board assembly, at its facility in Redmond, Washington.  The Company has a computerized manufacturing inventory control system that integrates and monitors purchasing, inventory control and production.

          The Company thoroughly inspects and tests its manufactured products during the manufacturing process and tests finished products using tests designed and developed internally based on the custom requirements and functionality of the product.  In addition, the Company's products undergo thorough quality inspection and testing, including “burn–in” procedures throughout the manufacturing process to ensure the quality and reliability of the Company's products.  Applied also requires that all employees involved in the assembly process undergo thorough training.  The Company has maintained its ISO 9002 certification since December 1995.  The Company provides standard warranty that its hardware, software and mechanical parts will be free from defects in materials and workmanship for periods generally ranging from three to twelve months, depending on the product and location.

          The Company pursues a strategy of using the latest high–performance hardware components in the manufacture of its development tools.  Certain product components are available only from a single source or a limited number of distributors.  The Company has entered into agreements with a number of its vendors that include provisions requiring the vendor to maintain specified levels of key parts and components.  In addition, due to fluctuating demand levels and limits on production, it is typical for a number of key components to be on “allocation” at any given time.  There can be no assurance that the Company will be able to obtain key components in the future in a timely manner, in sufficient quantities, and/or on favorable price terms.  The Company has a limited ability to avoid or offset future price increases by suppliers of key components.  If the Company were to experience significant future delays, interruptions, or reductions in its supply of key components, or unfavorable price terms, its business, financial condition, and results of operations could be materially adversely affected.

          As part of its agreement with Microsoft relating to Xbox development tools, Applied must maintain certain levels of available inventory, manufacturing capacity, and quality control requirements.  In addition, the Company is responsible for reimbursing Microsoft for certain costs in the event of an “epidemic failure” of its products that are incorporated into Microsoft’s Xbox Development Kit.

          Although the Company's customers occasionally forecast projected purchase requirements in advance of shipment dates, customers more frequently order on an as–needed basis, and products are often shipped within a few weeks after an order is received.  As a result, the Company's ability to plan production and inventory levels is limited.  The need for immediate delivery by many customers, as well as the numerous products and configurations sold by the Company, require the Company to maintain a relatively high level of parts in inventory.

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

Research and Development

          Applied believes that continued investment in research and development is critical to the Company’s future success.  Applied continues to make substantial investments in the development of new technologies and products.  Because of the competitive importance of offering development solutions that are compatible with particular microprocessors and other equipment to be used in developing embedded systems, solutions providers such as Applied are under continuing pressure to support major new families of embedded microprocessors, as well as advances in other development software and hardware.  Applied believes that its future growth and financial performance will depend heavily on its ability to enhance its existing products, develop and introduce new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances, emerging industry standards and practices, and competitive developments.  Applied’s engineering and development group includes 104 full-time employees.  During 2000, research and development expenses were $13.1 million, compared to $11.4 million in 1999 and $10.4 million in 1998.

Proprietary Rights

          The Company's success will depend in part on its ability to protect its technology and to preserve its trade secrets.  Although the Company relies primarily upon continuing technological innovations, trade secrets and know–how to develop and maintain its competitive position, it also relies on a combination of patent, copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights.  The Company has limited patent protection, and there can be no assurance that any patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged or circumvented by competitors.  The Company’s policies and other measures designed to protect trade secrets and proprietary rights may not be adequate to prevent or deter misappropriation of its technology; in addition, competitors may be able to independently develop technologies having similar functions or performance characteristics.  The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.  The Company may not have an adequate legal remedy to prevent or seek redress for future unauthorized misappropriations of the Company's technology.

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

Employees

          As of December 31, 2000, the Company had 236 employees, of whom 204 were based in the United States and 32 were based internationally.  Of the total, 101 were engaged in Sales, General and Administrative, 104 were in research and development and 31 were in manufacturing. None of the Company's employees is represented by a labor union.  The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.	PROPERTIES

          The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 59,000 square–foot building in Redmond, Washington that is leased through May 31, 2007.  The Company also leases seven other domestic research, sales and/or support offices in the United States, and sales offices in Japan, France, Germany and the United Kingdom. The Company believes that its facilities are adequate to satisfy its projected requirements, including its requirements for production capacity through 2001, and that additional space will be available if needed.

ITEM 3.	LEGAL PROCEEDINGS

          From time to time, Applied is involved in legal proceedings, none of which is currently considered material to the Company’s business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Applied Microsystems’ common stock trades on The Nasdaq National Market (“Nasdaq”) under the symbol “APMC.”  The Company estimates that at March 14, 2001, there were approximately 3,000 beneficial owners of the Company’s common stock, as estimated by the number of record holders including participants in security positions listings.

          The closing price of the Company's common stock as reported by Nasdaq on March 14, 2001 was $3.00 per share.  The price per share in the following table sets forth the low and high closing prices on Nasdaq for the quarter indicated:

	Low	High
1999
First quarter	$2.75	$4.81
Second quarter	2.50	3.44
Third quarter	2.19	4.13
Fourth quarter	3.56	13.75
2000
First quarter	$8.56	$21.25
Second quarter	5.50	15.75
Third quarter	6.19	13.00
Fourth quarter	2.13	9.25

          The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per-share amounts)
Statement of Operations Data:
Net sales	$32,315	$33,241	$37,020	$39,124	$38,662
Cost of sales	9,674	8,664	9,587	10,532	10,793
Gross profit	22,641	24,577	27,433	28,592	27,869
Operating expenses:
Sales, general and administrative	17,094	18,929	18,104	18,542	15,142
Research and development	13,101	11,435	10,438	8,468	7,988
Total operating expenses	30,195	30,364	28,542	27,010	23,130
Income (loss) from operations	(7,554)	(5,787)	(1,109)	1,582	4,739
Interest income and other, net	659	706	783	669	559
Income (loss) before income taxes and cumulative effect of change in accounting principle	(6,895)	(5,081)	(326)	2,251	5,298
Income taxes	—	—	19	349	1,582
Income (loss) before cumulative effect of change in accounting principle	(6,895)	(5,081)	(345)	1,902	3,716
Cumulative effect of change in accounting principle	(1,110)	—	—	—	—
Net income (loss)	$(8,005)	$(5,081)	$(345)	$1,902	$3,716

Per-share amounts:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(1.00)	$(0.76)	$(0.05)	$0.28	$0.57
Cumulative effect of change in accounting principle	(0.16)	—	—	—	—
Basic earnings (loss) per share	$(1.16)	$(0.76)	$(0.05)	$0.28	$0.57
Shares used in basic per-share calculation	6,915	6,727	6,811	6,769	6,545

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(1.00)	$(0.76)	$(0.05)	$0.26	$0.52
Cumulative effect of change in accounting principle	(0.16)	—	—	—	—
Diluted earnings (loss) per share	$(1.16)	$(0.76)	$(0.05)	$0.26	$0.52
Shares used in diluted per-share calculation	6,915	6,727	6,811	7,297	7,097

Pro forma amounts, assuming the change in accounting principle was applied retroactively:
Net income (loss)	$(6,895)	$(4,514)	$(245)	$2,495	$2,942
Basic income (loss) per share	$(1.00)	$(0.67)	$(0.04)	$0.37	$0.45
Diluted income (loss) per share	$(1.00)	$(0.67)	$(0.04)	$0.34	$0.41

          See Note 1 of Notes to Consolidated Financial Statements for information on the change in accounting principle.

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Working capital	$8,253	$16,311	$20,116	$20,547	$19,415
Total assets	21,453	28,042	33,290	32,582	30,824
Long-term debt, net of current portion	—	—	—	—	15
Shareholders' equity	10,823	19,187	23,931	24,291	22,607

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Applied Microsystems Corporation is a leader and innovator in software development tools and technologies. Applied’s products and services help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost.  For more than 20 years, the Company has targeted its products to meet the needs of embedded systems markets and has developed significant experience and expertise in high-end microprocessors, real-time systems, and software analysis technology – three key competencies that position the Company to meet the needs of software developers.  Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications.  The embedded systems market has in recent years expanded from its traditional base of industrial automation, medical devices, and avionic applications to include a number of rapidly growing market segments such as Internet devices, high-speed networking, wireless technologies, game consoles, and set top boxes.

Results of Operations

(dollars in thousands)	2000	Change From Prior Year	1999	Change From Prior Year	1998

Net sales	$32,315	$(926)	$33,241	$(3,779)	$37,020
		(3%)		(10%)

          The Company earns revenue on the sale of hardware and software products.  The Company also earns revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

          As further described under “Cumulative effect of change in accounting principle,” the Company adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” effective retroactive to January 1, 2000.  As a result, certain revenues that were previously recorded in 1999 were deferred under the new revenue rules, and then recognized in 2000, resulting in an additional $1.1 million in revenue in 2000.

          The Company’s sales have historically been derived primarily from sales of debug, test, and performance solutions, as well as product support and consulting services.  Over the past three years, the Company experienced continuing declines in sales volumes and average sales prices of its higher-priced “high-end” emulator products as the overall market demand for this type of product declined.  The Company’s high-end products support older families of microprocessors that are not used as frequently by customers in their development projects.  High-end debug products accounted for over 40% of net sales in 1997, but have since declined to 4% of net sales in 2000.  High-end debug products accounted for 9% of net sales in 1999, and 22% in 1998.

          The Company’s lower-priced, hardware-enhanced debug products have been 56% - 58% of net sales in each of the three years ended December 31, 2000.  The Company’s software analysis tools, including CodeTEST and LiveCODE products, accounted for 19% of net sales in 2000, compared to 25% in 1999 and 14% in 1998.  The decline in software analysis tools revenues in 2000, compared to 1999, was due primarily to the timing of customer orders from a third-party developer of integrated development environments.  The Company's net sales also include product support revenues, which are included within the aforementioned major categories of Applied’s products.  These support revenues represented approximately 13% of net sales in 2000, compared to 14% in 1999 and 13% in 1998.

          Development solutions for game consoles represent a new revenue source for Applied and, including non-recurring engineering fees, accounted for approximately 13% of 2000 net sales, compared to 2% of net sales in 1999.  These increases were offset by generally lower revenues in Applied’s hardware-enhanced debug development solutions.

          The decrease in net sales in 1999 as compared to 1998 was primarily attributable to a decrease in unit sales of high-end debug products and decreases in unit sales of certain older lower-priced debug products.  The overall lower net sales were partially offset by increased sales of software analysis tools, primarily from the CodeTEST product line, and increased consulting revenues as the Company progressed under its agreement with Nintendo to provide development kits for Nintendo’s next-generation gaming system.  Applied also had improved sales in 1999 of certain lower-priced debug products, including PowerTAP, and favorable year-over-year currency exchange rate fluctuations affecting the dollar value of international sales.

          International sales represented 41% of net sales in 2000, compared to 38% in 1999 and 44% in 1998.  In U.S. dollars, international sales outside of North America increased 5% in 2000, as compared to 1999.  The increase in 2000 was affected by the Company’s adoption of SAB 101, which increased 2000 revenues in Japan.  International sales decreased 22% in 1999, as compared to 1998.  The decrease in 1999 was attributable primarily to a reduction in unit sales and average selling price of the Company’s products internationally, particularly as the Asian economies have experienced overall weakness.

          Applied’s sales through its foreign subsidiaries are generally denominated in local currencies; as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales.  Had the average exchange rates in 2000 remained constant from 1999, the dollar amount of overall Company net sales would have decreased approximately the same as the reported 3% decrease.  However, had the average exchange rates in 1999 remained constant from 1998, the dollar amount of overall Company sales would have decreased 13% instead of the reported 10% decrease.  The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future.  While international sales have fluctuated over the past three years in total and as a percentage of revenues, the Company expects international sales to continue to account for a significant percentage of its net sales.

(dollars in thousands)	2000	Percentage of Net Sales	1999	Percentage of Net Sales	1998	Percentage of Net Sales

Cost of sales	$9,674	30%	$8,664	26%	$9,587	26%
Gross Profit	$22,641	70%	$24,577	74%	$27,433	74%

          Cost of sales includes materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty.  The Company performs periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves are included within cost of sales.  The dollar amounts of cost of sales and gross profit fluctuate based on a number of factors, including the volume of corresponding net sales and pricing pressures.

          The Company’s gross profit percentage declined in 2000, as compared to 1999 and 1998, due primarily to changes in product mix, including lower margins in Applied’s new game development tools business.

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

(dollars in thousands)	2000	Change From Prior Year	1999	Change From Prior Year	1998

Sales, general and administrative expenses	$17,094	$(1,835)	$18,929	$825	$18,104
		(10%)		5%

          Applied’s total operating expenses have remained flat over the past ten quarters, in the range of $7.4 to $7.7 million per quarter.  However, over that same period of time, Applied’s management team has shifted operating resources to pursue opportunities in high-growth markets through developing new products.  That shift is reflected in the overall decrease in sales, general and administrative expenses in 2000 as compared to 1999, with a similar increase in research and development expenses.  In December 2000, the Company announced it had adopted a profit improvement plan that included a modest reduction in personnel to lower the Company’s overall expense run rate and better position the Company for improved operating results.

          The decrease in sales, general and administrative expenses in 2000, as compared to 1999, was achieved primarily through lower marketing-related expenditures.  In the first several months of 1999, Applied incurred marketing expenses relative to the launch of its CodeOPTIX™ product family, as well as other marketing expenses to build general awareness of Applied’s traditional embedded software solutions.  Marketing expenditures in the latter part of 1999 and throughout 2000 were at lower levels than in 1998 and early 1999, and included focused expenses for repositioning the Company into new market areas.  The lower sales, general and administrative expenses in 2000 were also the result of lower personnel-related expenses.  The Company expects its sales and marketing expenditures to increase over time as it introduces and markets new products and services and incurs higher selling expenses to increase net sales.

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

          When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company at times hedges a portion of its foreign exchange risk in Japan as it relates to the debt the Company’s Japanese subsidiary owes to the Company.  No such hedging activities were in effect during 1999 or 2000.  Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

(dollars in thousands)	2000	Change From Prior Year	1999	Change From Prior Year	1998

Research and development expenses	$13,101	$1,666	$11,435	$997	$10,438
		15%		10%

          The increase in research and development expenses in 2000, as compared to 1999, was primarily attributable to increased engineering resources and correspondingly higher consulting and compensation-related expenses.  These increased expenses were a direct result of the Company’s investment in strategic new initiatives, such as the games development tools now offered by the Company and enhancements to Applied’s line of software analysis tools.

          The increase in research and development expenses in 1999, as compared to 1998, was primarily attributable to increased engineering headcount and correspondingly higher compensation-related expenses.  These increased expenses were a direct result of the Company’s investment in strategic new initiatives.

          The Company believes that its continued investment in focused research and development activities is critical to Applied’s future success, and that the Company’s engineering resources represent a competitive advantage.  Therefore, the Company intends to continue to make substantial investments in product development.   Research and development expenses may also fluctuate to the extent that Applied’s engineering resources are utilized to fulfill the needs of customers under contractual research and development arrangements.  In such cases, engineering costs are charged to costs of goods sold.

(dollars in thousands)	2000	Change From Prior Year	1999	Change From Prior Year	1998

Interest income and other, net	$659	$(47)	$706	$(77)	$783
		(7%)		(10%)

          The Company’s interest income and other, net, decreased in 2000 in comparison to 1999, and decreased in 1999 in comparison to 1998, due primarily to a decrease in cash available for short-term investments.

(dollars in thousands)	2000	Change From Prior Year	1999	Change From Prior Year	1998

Cumulative effect of change in accounting principle	$(1,110)	$(1,110)	—	—	—

          Applied implemented SAB 101 in the fourth quarter of 2000, effective retroactive to January 1, 2000.  SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC.  As a result of the Company’s assessment of these new guidelines, Applied changed its revenue recognition practices for sales in Japan to reflect revenues upon the earlier of customer inspection and acceptance or, in the absence of notification of inspection and acceptance, upon receipt of payment.  Applied adopted SAB 101 under the cumulative catch-up method of accounting, which is the manner prescribed under applicable accounting and reporting rules.  Under these rules, the cumulative effect of a change in accounting principle is recognized as an additional item on the Company’s statement of operations in the first quarter of the year in which the change is made.  Applied’s adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company’s Q1 2000 net loss.  Revenues and expenses in each of the 2000 quarters were likewise adjusted as if the new accounting principle had been adopted since January 1, 2000.  See Note 1 in Notes to Consolidated Financial Statements.

Income Taxes

          As of December 31, 2000 the Company had net operating loss carryforwards of approximately $14.4 million and research and development credit carryforwards of approximately $2.6 million for federal income tax purposes, both of which expire in various amounts through 2020.  The utilization of some of these carryforwards is subject to an annual limit of approximately $392,000 under rules of the Internal Revenue Code.

          Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.  Due to the uncertainty of the Company’s ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.  See Note 5 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations

          The Company's results of operations have historically fluctuated significantly from quarter to quarter, and the Company expects that such fluctuations may continue as a result of a variety of factors.  These factors include the following: product and price competition, fluctuating levels of internal research and development expenses, the volume and timing of customer development projects and orders, seasonality of customer orders, introductions of new embedded microprocessors, announcements or introductions of new products or technologies by the Company or its competitors, fluctuations in foreign currency exchange rates, fluctuating levels of required investments in marketing and distribution, price increases by the Company’s suppliers, potential parts shortages, general conditions in the Company’s target markets, and national and global economic conditions.  Therefore, the Company’s quarterly results of operations are not necessarily indicative of results for any future period.  Moreover, a significant portion of the Company's quarterly net sales have historically been generated from shipments during the last few weeks of the quarter – as a result of customers placing orders late in the quarter –  thereby adding to the potential for future fluctuations in operating performance.

Liquidity and Capital Resources

          As of December 31, 2000, the Company had $10.5 million in cash, cash equivalents, and short-term investments, compared to $16.3 million as of December 31, 1999.  The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases.  As a result of its operating losses, Applied used cash of $5.4 million for operating activities in 2000, compared to $648,000 in 1999 and compared to generating $2.2 million in 1998.  The Company purchased $753,000 in equipment during 2000, compared to purchasing $730,000 in 1999 and $1.3 million in 1998.  As of December 31, 2000, the Company had no significant commitments with regard to capital purchases, but expects to spend approximately $900,000 in 2001 for new capital items.  The Company also has facility and equipment operating lease commitments totaling $1.3 million in 2001.  The Company anticipates that its annual capital and operating lease needs will increase in the future as a function of replacement cycles and anticipated growth of Applied’s business.

          The Company believes that its existing cash, cash equivalents, and investments will provide the Company with sufficient funds to finance its operations for at least the next 12 months.  The Company anticipates improved operating results in 2001, which is expected to lead to future increased working capital.  The Company's future capital requirements will depend on a number of factors, including required inventory levels to support new manufacturing agreements, costs associated with sales and marketing programs, product development efforts, the success of the commercial introduction of new products, and the potential use of funds for strategic purposes.  To the extent additional funds are required, the Company may sell additional equity, debt or convertible securities, or obtain credit facilities; however, there can be no assurance that the Company will be able to obtain such funds or on terms that are acceptable.

Risk Factors Affecting Future Results and Forward-Looking Statements

          The preceding “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, and other areas within this document, contain forward-looking statements that involve risks and uncertainties.  The statements in this document that are not purely historical are forward-looking statements.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify forward-looking statements, but the absence of these words does not mean the statement is not forward-looking.  The Company cannot guarantee these statements, which are subject to risks, uncertainties, and assumptions that are difficult to predict.  The Company’s actual results may differ materially from those anticipated due to a variety of factors, including those set forth in the following risk factors and elsewhere in this document.  The Company will not update any forward-looking statements due to new information, future events or otherwise.

          Recent operating losses.  The Company’s revenues have declined the past three years, and Applied incurred corresponding operating losses in each of these years.  Applied believes that its success will depend in large part on its ability to improve its financial performance and long-term strategic direction, including the introduction of new products and services.  Certain traditional products have eroded in recent years, and the Company expects that it will need to conceive new sources of revenues in the future.  As the Company enters new lines of business, it also expects to encounter new competitors and different business challenges.  The Company’s future success is not assured.

          Rapidly changing technology.  The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable.  The Company’s declining sales of its high-end debug products are indicative of this type of change in market requirements.  The Company’s future business, financial condition and results of operations will depend upon its ability to anticipate market demand for specific development solutions, develop new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances and emerging industry standards and practices.

          Manufacturing and product ship schedules.  Certain components used in the Company’s products are manufactured by a single source or distributed through a limited number of outlets.  The Company may be unable to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms.  In addition, delays in new-product introductions could delay the Company’s expected revenue growth rates and cause its customer base to become dissatisfied and erode.  Certain agreements with customers require that the Company maintain specified levels of inventory and manufacturing capacity, and the Company could incur penalties – including cancellation of the contract – if it is unable to maintain such inventory levels.

          Design starts.  The Company’s development solutions span a wide range of microprocessors, real-time operating systems, and development environments.  However, a substantial decline in the number of design starts for embedded microprocessors supported by Applied, or delays by semiconductor manufacturers in the release of embedded microprocessors for which the Company has developed tools, could have an adverse effect on the Company’s revenues.

          Relationship with semiconductor manufacturers.  The Company’s ability to provide timely new products to its customers is enhanced by Applied’s relationship with major semiconductor manufacturers. With access to new embedded microprocessor technology, Applied is able to adapt its tools to these new designs and make its tools available at the time the Company’s customers begin to incorporate the new microprocessors into their product designs.  Should Applied be unable to obtain timely access to new embedded microprocessor technology, the Company’s operating results and market share could suffer.

          Industry focus.  The Company’s sales are currently derived primarily from the telecommunications and games markets, and negative events affecting these markets could have an adverse effect on the Company’s revenues.

          Contracts with Game Console Developers.  The Company anticipates that sales of game development tools may represent 20% to 25% of net sales in 2001, and such sales are expected to be primarily to two customers – Microsoft and Nintendo.  Delays by Microsoft or Nintendo in launching their products to the consumer market could have a correspondingly significant negative impact on Applied’s revenues in 2001 and beyond.  Also, the Company is required to meet technical design requirements, maintain manufacturing capacity and inventory levels, and otherwise meet the needs of these customers; failure to do so could have a significant negative effect on Applied through loss of sales and non-compliance with contractual obligations.

          Competition.  The Company has historically participated in the embedded systems development tools market.  This market is rapidly evolving and intensely competitive.  Applied has also entered into new markets, such as providing development solutions to the gaming industry through its initial agreements with Nintendo and Microsoft.  Competitors may develop and offer products and services similar to Applied’s current or planned product offerings.  Applied’s business would be harmed if the Company is not able to compete successfully against current or future competitors.

          Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could harm Applied’s business.  The Company’s competitors may be able to devote significantly greater resources to marketing campaigns, adopt more aggressive pricing policies and may expend substantially more resources on product development.  If Applied is unable to compete effectively, the Company’s revenues and earnings may suffer.

          Dependence on key personnel.  The Company believes that its future success will depend significantly on its ability to retain and attract key personnel and skilled employees.  There is intense competition for qualified management, engineering and sales and marketing personnel, and the Company’s failure to recruit, retain, and motivate such skilled employees could affect the Company’s ability to develop new products and increase revenues.  The Company’s employees are not subject to employee contracts and are free to leave at any time.  To date, the Company has been successful in meeting its requirements for highly skilled sales and support personnel and research and development engineers.  However, competition for these personnel is intense and likely to become more so in the future.

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

          Intellectual property rights and litigation.  The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights.  The Company also enters into nondisclosure agreements with its employees, consultants and corporate partners, and controls access to proprietary information.  Litigation may be necessary in order to enforce the Company’s intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement.  Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations.  Although the Company is not aware of any significant third-party intellectual property rights that would prevent the use and sale of Applied products, the Company may unknowingly infringe the proprietary rights of others.  Any infringement could result in significant liability to the Company.

          Product liability.  The Company’s products and services may result in exposure to product liability claims in the event that the Company’s development solutions are deemed to pose a risk of injury or harm.  The Company maintains product liability insurance; however, such insurance may be inadequate for all potential claims.

          International operations.  A significant portion of the Company’s business occurs outside of North America.  Economic difficulties or significant fluctuations in foreign currency exchange rates in any of these regions, particularly in Japan and Europe, could have a material adverse effect on the Company’s business.  As a result of the Company’s international operations, the Company incurs certain expenses in foreign currencies.  The Company's operating results are therefore subject to foreign exchange rate fluctuations, which are difficult to predict.

          Potential fluctuations in quarterly operating results and volatility of stock price.  The Company’s future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, some of which are outside of the Company’s control.  Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period.  Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company’s common stock.  The Company participates in a highly dynamic industry, which often results in significant volatility of the Company’s common stock price.  Consequently, purchasing or holding of the Company’s stock involves a high degree of risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Applied develops products in the United States and sells primarily in North America, Asia and Europe.  As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Since the Company’s products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make the Company’s products less competitive in foreign markets.

          The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments.  Applied maintains a short-term investment portfolio consisting of interest-bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale” securities.  These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount.  The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APPLIED MICROSYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Audited Annual Financial Statements:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Applied Microsystems Corporation

          We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000.  Our audits also included the financial statement schedule listed in the Index at Item 14(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

                              ERNST & YOUNG LLP

Seattle, Washington
February 2, 2001

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,956	$5,682
Securities available-for-sale	2,526	10,664
Accounts receivable, net	5,729	5,848
Inventories	2,358	2,471
Prepaid and other current assets	314	501
Total current assets	18,883	25,166

Property and equipment, net	2,109	2,372
Other assets	461	504
Total assets	$21,453	$28,042

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,954	$2,494
Accrued payroll	1,993	1,704
Other accrued expenses	1,029	1,058
Deferred revenue	4,654	3,599
Total current liabilities	10,630	8,855

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 6,959,000 and 6,830,000 shares issued and outstanding at December 31, 2000 and 1999, respectively	26,360	25,792
Accumulated other comprehensive income (loss)	(879)	48
Accumulated deficit	(14,658)	(6,653)
Total shareholders' equity	10,823	19,187
Total liabilities and shareholders' equity	$21,453	$28,042

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	1999	1998
	(in thousands, except per-share amounts)

Net sales	$32,315	$33,241	$37,020
Cost of sales	9,674	8,664	9,587
Gross profit	22,641	24,577	27,433

Operating expenses:
Sales, general and administrative	17,094	18,929	18,104
Research and development	13,101	11,435	10,438
Total operating expenses	30,195	30,364	28,542
Loss from operations	(7,554)	(5,787)	(1,109)
Interest income and other, net	659	706	783
Loss before income taxes and cumulative effect of change in accounting principle	(6,895)	(5,081)	(326)
Income taxes	—	—	19
Loss before cumulative effect of change in accounting principle	(6,895)	(5,081)	(345)
Cumulative effect of change in accounting principle	(1,110)	—	—
Net loss	$(8,005)	$(5,081)	$(345)

Per-share amounts:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.00)	$(0.76)	$(0.05)
Cumulative effect of change in accounting principle	(0.16)	—	—
Basic and diluted net loss per share	$(1.16)	$(0.76)	$(0.05)
Shares used in per-share calculation	6,915	6,727	6,811
Pro forma amounts, assuming the change in accounting principle was applied retroactively:
Net loss	$(6,895)	$(4,514)	$(245)
Basic and diluted net loss per share	$(1.00)	$(0.67)	$(0.04)

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
		(in thousands)
Balance at December 31, 1997	6,827	$26,387	$(1,227)	$(869)	$24,291
Stock options exercised	126	12	—	—	12
Sale of common stock to employees	55	194	—	—	194
Common stock repurchased	(327)	(1,210)	—	—	(1,210)

Net loss	—	—	(345)	—	(345)
Foreign currency translation adjustment	—	—	—	989	989
Comprehensive income					644
Balance at December 31, 1998	6,681	25,383	(1,572)	120	23,931
Stock options exercised	80	228	—	—	228
Sale of common stock to employees	69	181	—	—	181

Net loss	—	—	(5,081)	—	(5,081)
Foreign currency translation adjustment	—	—	—	(72)	(72)
Comprehensive loss					(5,153)
Balance at December 31, 1999	6,830	25,792	(6,653)	48	19,187
Stock options exercised	109	426	—	—	426
Sale of common stock to employees	20	142	—	—	142

Net loss	—	—	(8,005)	—	(8,005)
Foreign currency translation adjustment	—	—	—	(927)	(927)
Comprehensive loss					(8,932)
Balance at December 31, 2000	6,959	$26,360	$(14,658)	$(879)	$10,823

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Operating activities
Net loss	$(8,005)	$(5,081)	$(345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,053	1,671	1,219
Cumulative effect of change in accounting principle	1,110	—	—
Net change in operating accounts:
Accounts receivable	(204)	2,785	(184)
Inventories	(23)	533	100
Prepaid and other current assets	181	10	443
Other assets	(21)	9	5
Accounts payable and accrued expenses	796	(1,050)	685
Deferred revenue	(276)	475	236
Net cash provided by (used in) operating activities	(5,389)	(648)	2,159

Investing activities
Purchases of securities available-for-sale	(5,322)	(14,477)	(16,871)
Maturities of securities available-for-sale	13,460	14,914	16,115
Additions to property and equipment	(753)	(730)	(1,268)
Net cash provided by (used in) investing activities	7,385	(293)	(2,024)

Financing activities
Sale of common stock to employees	142	181	194
Stock options exercised	426	228	12
Common stock repurchased	—	—	(1,210)
Payments on long-term obligations	—	—	(15)
Net cash provided by (used in) financing activities	568	409	(1,019)

Effects of foreign currency exchange rate changes on cash	(290)	173	589
Net increase (decrease) in cash and cash equivalents	2,274	(359)	(295)
Cash and cash equivalents at beginning of year	5,682	6,041	6,336
Cash and cash equivalents at end of year	$7,956	$5,682	$6,041

Supplemental disclosure of cash paid for income taxes	$—	$—	$128

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business and Summary of Significant Accounting Policies

          Business

          Applied Microsystems Corporation (“Applied” or the “Company”) is a leader and innovator of software tools and technologies.  Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications.  Applied markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, Germany, and France, and through distributors in key markets throughout the rest of the world.  The Company also markets its products through partnerships with third-party developers of integrated development environments and through other third-party distribution channels.

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

          Securities Available-for-Sale

          Applied’s investment portfolio is classified as available-for-sale, and as such securities are stated at fair value based on quoted market prices.  Interest earned on securities available-for-sale is included in interest income.  The amortized cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization and accretion are included in interest income.  Realized gains and losses and declines in value judged to be other than temporary are also included in interest income and other, but were insignificant for all periods presented.  The cost of securities sold is calculated using the specific identification method.

          Fair Value of Financial Instruments

          The Company’s financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, and accounts payable.  The recorded value of these instruments approximates their fair value due to their short maturities.

          Concentrations

          Applied’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, securities available-for-sale, and accounts receivable.  The Company’s investment policy limits Applied’s exposure to concentration of credit risk by limiting the amounts that may be invested in similar investment categories.  The Company’s accounts receivable are typically unsecured and result primarily from sales to a broad customer base primarily within the telecommunications and video game manufacturer industries.  Accounts receivable include amounts due from domestic and international customers, with approximately 30% of consolidated receivables at December 31, 2000 resulting from sales in Japan.  Applied performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary, and maintains allowances for potential credit losses; historically, such losses have been immaterial.  As a consequence, concentrations of credit risk are limited.

          The Company pursues a strategy of using the latest high–performance hardware components in the manufacture of its hardware-based development tools.  Certain product components are available only from a single source or a limited number of distributors.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out basis) or market.  Inventory costs include shipping and handling expenses incurred for the purchase of raw materials.

Property and Equipment

          Property and equipment are carried at cost.  The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

          The estimated useful lives of equipment for financial reporting purposes are as follows:

Machinery and equipment	3 to 5 years
Office furniture	5 to 15 years

          Acquired Technology

          Costs to acquire technology are capitalized to the extent the products are technologically feasible.  Such amounts are included in other assets on the balance sheet.  The Company amortizes these costs over periods ranging from 5 to 10 years to match the anticipated revenue stream for the products incorporating the acquired technology.  As of December 31, 2000 and 1999, the Company had recorded acquired technology with a net book value of $225,000 and $270,000, respectively, and a corresponding accumulated amortization balance of $225,000 at December 31, 2000 (after removal of fully amortized amounts) and $583,000 at December 31, 1999.  Amortization expense was $45,000 in 2000, compared to amortization expense of $444,000 in 1999 and $150,000 in 1998.

          Research and Development Costs

          Research and development costs are expensed as incurred.  Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established.  In the development of the Company’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model.

          Long-Lived Assets

          Applied evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.  Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset.  Applied’s recoverability analysis may include a review of the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology, the Company periodically reviews the recoverability of asset values by evaluating products with respect to technological advances, competitive products, and the needs of the Company’s customers.

          Revenue Recognition and Cumulative Effect of a Change in Accounting Principle

          The Company earns revenue on the sale of hardware and software products.  The Company also earns revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

          Revenue from the sale or licensing of products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable.  If the fee due from a customer is not fixed or determinable, revenue is recognized as payments become due from a customer.  If customers have inspection or acceptance rights beyond standard warranty provisions, revenue is recognized when formal notification of inspection or acceptance has been received from the customer.  Specifically, due to business customs in Japan and the Company’s interpretation of Japanese law, product sales are recognized when the customer notifies the Company that it has inspected and accepted the product.  In the absence of receiving written notification of inspection and acceptance, Applied recognizes revenue in Japan on receipt of payment by the customer as an indication of acceptance.  When products are sold with significant installation services, all revenue is deferred until installation is completed.  Revenue from training and contract engineering services are generally recognized as the services are performed.  Revenue from longer-term agreements to perform development services is recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria are met).

          The Company previously recognized revenue in Japan at the time of shipment. Effective January 1, 2000, the Company changed its method of accounting for product sales in Japan to recognize such revenue at the earlier of when it has been notified by the customer that it has inspected and accepted the product or upon receipt of payment.  The Company believes the change in accounting principle is consistent with the guidance provided in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  In accordance with SAB 101, the Company recorded a non-cash charge of $1,110,000 (or $0.16 per share, basic and diluted), to reflect the cumulative effect of the change as of the beginning of the year.  The decrease to net loss before the cumulative effect of the change in accounting principle as a result of the adoption of SAB 101 was $886,000 (or $0.13 per share, basic and diluted) for the year ended December 31, 2000.  Deferred revenue at January 1, 2000 includes $1,406,000 related to goods that were shipped and previously recognized as revenue but do not meet the new revenue recognition policy.  All of these deferred revenues were recognized during the year ended December 31, 2000.

          The cumulative effect of the change in accounting principle includes product revenue and cost of sales that will be recognized when customers have inspected and accepted the products.  The pro forma amounts shown on the statements of operations are presented as if the new revenue recognition policy had been applied retroactively for all periods presented.

          Advertising Expenses

          Advertising costs are expensed as incurred.  The Company incurred $134,000 in advertising expenses in 2000, compared to  $900,000 in 1999 and $766,000 in 1998.

          Foreign Currencies

          Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates on the balance sheet date.  Revenues and expenses of foreign subsidiaries are translated at the average rates of exchange prevailing during the year.  The cumulative translation adjustments resulting from this process are accumulated in other comprehensive income (loss).  Gains and losses on foreign currency transactions are netted and included in other income.

          The Company may enter into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany transactions resulting from sales to foreign subsidiaries.  Such forward contracts typically mature within three months.  Gains and losses on contracts that are designated and effective as hedges of such transactions are deferred and recognized in income in the same period as the hedged transactions.  No such contracts were outstanding at any time during 2000 or 1999.

          Basic and Diluted Loss per Share

          Basic loss per share excludes the dilutive effects of stock options, and is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share would be computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period.  Because Applied’s stock options are not dilutive (due to net losses) there is no difference between basic net loss per share and diluted net loss per share.  For the years ended December 31, 2000, 1999, and 1998, weighted average options to purchase 775,531, 254,070, and 239,086 shares of common stock, respectively, were excluded from the calculation of earnings (loss) per share because their effect was antidilutive.

          Stock-Based Compensation

          Applied has elected to follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options.  Because the exercise price of the Company’s common stock options equals the market price of the underlying stock on the date of grant, no corresponding compensation expense has been recognized.  (See Note 6 for SFAS 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.)

          Accounting Pronouncement

          In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any.  SFAS 133 will be effective for the Company’s consolidated financial statements for the fiscal year ending December 31, 2001. The pronouncement will not affect the Company’s financial statements unless the Company in the future enters into transactions which involve the acquisition of derivative instruments.

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

2.       Securities Available-for-Sale

          Securities available-for-sale consist of the following:

	December 31, 2000
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government obligations	$966	$—	$—	$966
Corporate debt securities	1,559	1	—	1,560
	$2,525	$1	$—	$2,526

	December 31, 1999
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(in thousands)
U.S. Treasury and other U.S. Government obligations	$5,023	$9	$—	$5,032
Corporate debt securities	5,623	9	—	5,632
	$10,646	$18	$—	$10,664

          As of December 31, 2000, all of the Company’s securities available-for-sale had contractual maturities of less than one year.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.

3.       Balance Sheet Information

          Detailed balance sheet data is as follows:

	December 31,
	2000	1999
	(in thousands)
Accounts receivable
Receivables	$5,785	$5,940
Allowance for sales returns and doubtful accounts	(56)	(92)
	$5,729	$5,848

Inventories
Finished goods	$794	$557
Work in process	72	60
Purchased parts	1,492	1,854
	$2,358	$2,471

Property and equipment
Machinery and equipment	$2,757	$3,095
Office furniture	3,010	2,855
Total property and equipment	5,767	5,950
Accumulated depreciation	(3,658)	(3,578)
	$2,109	$2,372

4.       Commitments and Contingencies

          The Company leases office space and equipment under noncancelable operating leases, including certain leases that contain renewal options.  Minimum future payments as of December 31, 2000 are as follows (in thousands):

2001	$1,298
2002	1,362
2003	1,375
2004	1,402
2005	1,396
Thereafter	2,007
$8,840

          Total rent expense in 2000 was $1,430,000, as compared to rent expense of $1,393,000 in 1999 and $1,393,000 in 1998.

          In October 2000, the Company renewed the lease for its headquarters facility, with the new lease to commence in June 2001.  The new agreement specifies monthly rent amounts that increase annually over the six-year term of the lease.  In order to secure favorable lease terms, the Company agreed to maintain an irrevocable letter of credit in favor of the lessor throughout the lease term, which expires in May 2007.  The letter of credit will expire annually on May 31 each year unless renewed at the Company’s option.  The letter of credit was initially established at $325,000, and is reduced to lower levels during the lease term if Company meets its obligations under specified lease provisions.  To secure the letter of credit through the initial May 2001 expiration date, the Company pledged a $400,000 certificate of deposit with a bank, which amount is subject to withdrawal restrictions.  The certificate of deposit is included within the cash balance on the balance sheet at December 31, 2000.

          As part of Applied’s agreement to provide development tools for Microsoft’s Xbox video game system, the Company must maintain certain levels of available inventory, manufacturing capacity, and quality control requirements.  In addition, the Company is responsible for reimbursing Microsoft for certain costs in the event of an “epidemic failure” of its products that are incorporated into the Xbox Development Kit.  The Company’s ability to meet its requirements under the Microsoft contract, as well as meet other customer demands, depends on availability of sufficient components at reasonable prices, as well as many other factors.  As of December 31, 2000, the Company had non-cancelable inventory purchase obligations totaling approximately $470,000, due primarily to the Company’s agreement to provide Xbox development tools.

5.       Income Taxes

          The provision for income taxes is as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Federal	$—	$—	$(9)
Foreign	—	—	28
	$—	$—	$19

          The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)

Tax at U.S. statutory rate	$(2,722)	$(1,727)	$(114)
Foreign taxes	—	—	28
State taxes, net of federal benefit	—	—	10
Foreign losses with no tax benefit	—	91	132
Tax credits	(723)	(429)	(429)
Foreign currency translation	—	143	375
Change in deferred tax valuation allowance	3,580	1,868	(42)
Other	(135)	54	59
	$—	$—	$19

          Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.  Significant components of the Company’s deferred income taxes are as follows:

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Reserves for sales returns and doubtful accounts	$61	$215
Accrued and other expenses	215	212
Inventories and other	655	689
Foreign currency translation	153	—
Net operating loss carryforwards	4,895	2,047
Tax credit carryforwards	2,637	1,914
	8,616	5,077
Deferred tax liabilities:
Depreciation	(84)	(87)
Foreign currency	—	(38)
	(84)	(125)
Valuation allowance	(8,532)	(4,952)
Net deferred taxes	$—	$—

          Due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.  The valuation allowance increased $3.6 million in 2000, and increased $1.9 million in 1999.

          As of December 31, 2000, the Company had net operating loss carryforwards for federal tax purposes of approximately $14.4 million available to offset future taxable income.  To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders’ equity.  The Company also had research and development credits of approximately $2.6 million that may be carried forward, subject to certain limitations, to offset future tax liabilities.  The net operating loss and research and development tax credit carryforwards expire in various amounts from 2001 to 2020.  Due to the issuance and sale of shares of preferred stock in 1992, the Company incurred “ownership changes” pursuant to applicable regulations in effect under the Internal Revenue Code of 1986, as amended.  Therefore, the Company’s use of losses incurred through the date of the ownership change will be limited during the carryforward period to approximately $392,000 per year.

6.       Shareholders’ Equity

          Stock Options

          The Company has stock option plans that provide for option grants to employees, directors, and others.  The exercise price of options granted under these plans has been at fair market value on the date of grant.  Options are not transferable, and expire no later than ten years following the grant date.

          Prior to February 2000, options granted under the Applied Microsystems Corporation 1992 Performance Stock Plan (the “1992 Plan”) generally were immediately exercisable, but then subject to the Company’s right to repurchase any shares of common stock received upon exercise in the event that the optionee’s employment with the Company should terminate.  Such repurchase rights generally lapsed at a rate of 25% per year from the date of grant.  For presentation purposes, outstanding but unexercised options that could be exercised subject to repurchase rights are treated as unvested.  Beginning in February 2000, options granted under the 1992 plan are not exercisable immediately, have no Company repurchase rights, and generally vest in 3 to 4 years.

          In April 1999, the Company issued a nonqualified stock option to its new President and Chief Executive Officer from a specific-purpose stock option plan.  The option was for the purchase of 215,000 shares of the Company’s common stock, and was immediately exercisable; however, the Company retained repurchase rights similar to options issued under the 1992 Plan during that period of time.

          Options granted under the Applied Microsystems Corporation Director Stock Option Plan vest one year following grant date.

          A summary of the Company’s stock option activity and related information is as follows:

	Year Ended December 31,
	2000		1999		1998
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding at beginning of year	1,381	$3.49	1,114	$3.79	864	$3.13
Granted	448	6.34	642	3.19	525	4.45
Canceled	(315)	4.89	(295)	4.17	(149)	5.34
Exercised	(109)	3.89	(80)	2.85	(126)	0.10
Outstanding at end of year	1,405	$4.05	1,381	$3.49	1,114	$3.79

Vested options	541	$3.10	360	$3.05	290	$2.34

          Using the Black-Scholes multiple option pricing model, the weighted average fair value of options granted during 2000 was $5.00, compared to $2.47 in 1999 and $3.39 in 1998.  As of December 31, 2000, 289,341 options were available for grant.

          The following table summarizes information related to outstanding and vested options at December 31, 2000:

	Outstanding			Vested
Range of Exercise Prices	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Term	Shares (000)	Weighted Average Exercise Price
$0.02 - 2.00	120	$0.23	2.7	120	$0.23
2.01 - 4.00	645	2.91	7.9	181	2.84
4.01 - 7.00	435	4.54	6.9	232	4.36
7.01 - 17.50	205	8.87	9.0	8	15.88
	1,405	4.05	7.3	541	3.10

          Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123.  The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2000	1999	1998
Annualized volatility factor	1.102	0.979	0.947
Risk-free interest rate	6.2%	5.7%	5.0%
Expected life of options	4.5 years	5.2 years	5.4 years
Expected dividend rate	nil	nil	nil

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.  The Company's pro forma information follows:

	2000	1999	1998
	(in thousands, except per-share data)
Net loss, as reported	$(8,005)	$(5,081)	$(345)
Pro forma net loss	(9,963)	(5,482)	(883)
Net loss per share as reported	(1.16)	(0.76)	(0.05)
Pro forma net loss per share	(1.44)	(0.81)	(0.13)

          SFAS 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which SFAS 123 calculations are phased in over time.

          Stock Repurchase Plan

          In 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock in an effort to offset dilution associated with stock options issued under the Company’s stock incentive programs and for general corporate purposes.  During 1998, the Company repurchased a total of 327,000 shares for $1,210,000.  The repurchase plan was subsequently suspended, and no further repurchases have been made.

          Common Stock Reserved

          At December 31, 2000, common stock was reserved for future issuance as follows (in thousands):

Employee stock purchase plan	294
Stock options	1,694
1,988

          Shareholder Rights Plan

          In 1998, the Company adopted a Shareholder Rights Plan, declaring a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company's common stock. The Rights become exercisable upon the earlier of a person or group announcing (1) an acquisition of 15% or more of the common stock of the Company or (2) the commencement of a tender or exchange offer that would result in such person acquiring ownership of 15% or more of the common stock of the Company.  Each Right entitles the holder to purchase 1/100th of a preferred share at an exercise price of $30.  Upon a triggering event, each holder of a Right shall be entitled to purchase common stock that has a market value equal to two times the exercise price of the Right.  The Company is entitled to redeem the Rights at $0.01 each under specified circumstances.

7.       Employee Benefits

          The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code.  The Company provides matching contributions based on a defined formula, and may also make discretionary contributions.  During 2000, the Company made contributions of $234,000, as compared to contributions of $219,000 in 1999 and $192,000 in 1998.

          The Company also has an employee stock purchase plan (the “ESPP”) through which the Company is authorized to issue up to 500,000 shares of common stock.  The ESPP permits eligible personnel to purchase the Company’s common stock at the lesser of 85% of fair market value on certain prescribed dates, as defined in the ESPP, through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year.  At December 31, 2000, 294,000 shares were available under the plan.

8.       Product, Geographic, and Related Information

          Through 2000, the Company was engaged in a single line of business: the design, manufacture, and distribution of development and test hardware and software tools for embedded product manufacturers.  No customer accounted for more than 10% of net sales in 2000 and 1998; sales to a single customer accounted for 10% of net sales in 1999.  While the Company is focused on a single line of business, the following table provides information concerning products and services offered within this line of business:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Net sales
Hardware and software debug and analysis tools	$22,685	$26,503	$31,421
Game development tools	2,839	—	—
Total product sales	25,524	26,503	31,421
Services	6,791	6,738	5,599
	$32,315	$33,241	$37,020

Cost of goods sold
Products	7,827	7,068	8,485
Services	1,847	1,596	1,102
	$9,674	$8,664	$9,587

          Certain operating information by geographic area is provided in the table below, based on the location of the Company’s facilities.  Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer.

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Net sales
United States	$20,659	$21,720	$22,325
Japan	8,111	7,820	10,664
Europe	3,545	3,701	4,031
	$32,315	$33,241	$37,020
Export sales to unaffiliated customers	$1,611	$1,147	$1,597

Income (loss) before income taxes
United States	$(6,675)	$(3,867)	$1,139
Japan	63	(175)	34
Europe	(818)	(982)	(1,037)
Corporate eliminations and cumulative effect of change in accounting principle	(575)	(57)	(462)
	$(8,005)	$(5,081)	$(326)

	December 31,
	2000	1999
	(in thousands)
Long-lived assets
Property and equipment, net
United States	$2,002	$2,284
Japan	28	41
Europe	79	47
	$2,109	$2,372

Other assets, net
United States	$284	$326
Japan	130	145
Europe	47	33
	$461	$504

          At December 31, 2000, the Company’s net assets in defined geographic areas were as follows (in thousands):

United States	$8,645
Japan	1,302
Europe	876
$10,823

9.       Quarterly Financial Information (unaudited)

          Based on the guidance provided by the SEC in SAB 101, the Company determined that it was preferable to recognize revenues in Japan at the time of the customer written notification as to inspection and acceptance of the product or, in the absence of such notification, at the time of payment.  The Company’s previous revenue recognition policy was to recognize revenue on sales to customers in Japan at the time of shipment.  The Company recorded a non-cash charge of $1,110,000 ($0.16 per share, basic and diluted) to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.  The Company’s revenue recognition policies are disclosed in Note 1.

          The Company has included the following information to reflect the retroactive application of SAB 101 beginning January 1, 2000:

	Quarters Ended in 2000
	March 31		June 30		Sept. 30		Dec. 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per-share data)

Net Sales	$7,969	$7,683	$7,251	$7,862	$7,819	$7,968	$8,802
Gross Profit	5,783	5,579	4,801	5,324	5,550	5,598	6,140

Loss before cumulative effect of change in accounting principle	$(1,608)	$(1,811)	$(2,618)	$(2,095)	$(1,894)	$(1,846)	$(1,143)
Cumulative effect of change in accounting principle	—	(1,110)	—	—	—	—	—
Net loss	$(1,608)	$(2,921)	$(2,618)	$(2,095)	$(1,894)	$(1,846)	$(1,143)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.23)	$(0.27)	$(0.38)	$(0.30)	$(0.27)	$(0.27)	$(0.16)
Cumulative effect of change in accounting principle	—	(0.16)	—	—	—	—	—

Basic and diluted loss per share	$(0.23)	$(0.43)	$(0.38)	$(0.30)	$(0.27)	$(0.27)	$(0.16)
Shares used in per-share calculation	6,858	6,858	6,909	6,909	6,938	6,938	6,954

          Summarized quarterly financial information for 1999 is as follows:

	Quarters Ended in 1999

	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per-share data)

Net sales	$8,518	$7,435	$8,328	$8,960
Gross profit	6,472	5,463	5,995	6,647
Net Loss	(934)	(2,107)	(1,423)	(617)

Basic and diluted loss per share	$(0.14)	$(0.31)	$(0.21)	$(0.09)
Shares used in per-share calculation	6,703	6,708	6,738	6,752

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item is incorporated by reference to the information contained in the sections captioned “Board of Directors __ Nominees for Director,” “Voting Securities and Principal Holders __ Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management Information, Compensation, and Benefits – Executive Officers” in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 2001 (the “Proxy Statement”).  Such Proxy Statement will be filed within 120 days of the Company’s last fiscal year end, December 31, 2000.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this Item is incorporated by reference to the information contained in the section captioned “Compensation and Benefits” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference to the information contained in the section captioned “Voting Securities and Principal Holders” of the Proxy Statement.

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

(3)      Exhibits

Exhibit No.	Description

3.1 (1)	Second Restated Articles of Incorporation of Registrant
3.2 (1)	Restated Bylaws of Registrant
10.3 (1)	1992 Performance Stock Plan
10.4 (1)	1995 Directors Stock Option Plan
10.7 (1)	Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27, 1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August 18, 1993 and March 31, 1994
10.8 (1)	Third Amended and Restated Investment Agreement dated as of September 15, 1995
10.12 (1) **	Source License and Distribution Agreement between the Registrant and Microtec Research, Inc. dated August 1, 1994
10.17 (2)	Employment Agreement by and between Robert L. Deinhammer and the Registrant, dated January 4, 1999
10.18 (3)	Employment Agreement by and between Stephen J. Verleye and the Registrant, dated April 1, 1999
10.19	Lease Agreement between Teachers Insurance & Annuity Association of America and the Registrant dated October 3, 2000
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)
(2)	Incorporated by reference from the Registrant’s March 31, 1999 Form 10-Q filed with the Securities and Exchange Commission
(3)	Incorporated by reference from the Registrant’s June 30, 1999 and September 30, 1999 reports on Form 10-Q filed with the Securities and Exchange Commission

** Confidential treatment has been granted for portions of this exhibit.

(b)      Reports on Form 8–K

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2001.

APPLIED MICROSYSTEMS CORPORATION

By /s/ Robert C. Bateman
Robert C. Bateman
Vice President, Chief Financial Officer,
Corporate Secretary, and Treasurer
(Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen J. Verleye	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2001
Stephen J. Verleye
/s/ Robert C. Bateman	Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 28, 2001
Robert C. Bateman
/s/ Charles H. House	Chairman of the Board	March 28, 2001
Charles H. House
/s/ Lary L. Evans	Director	March 28, 2001
Lary L. Evans
/s/ Elwood D. Howse, Jr.	Director	March 28, 2001
Elwood D. Howse, Jr
/s/ Anthony Miadich	Director	March 28, 2001
Anthony Miadich

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Second Restated Articles of Incorporation of Registrant
3.2 (1)	Restated Bylaws of Registrant
10.3 (1)	1992 Performance Stock Plan
10.4 (1)	1995 Directors Stock Option Plan
10.7 (1)	Lease Agreement between W.R.C. Properties, Inc. and the Registrant dated February 27, 1989; and Amendments to Lease Agreement dated November 7, 1990, May 11, 1992, August 18, 1993 and March 31, 1994
10.8 (1)	Third Amended and Restated Investment Agreement dated as of September 15, 1995
10.12 (1) **	Source License and Distribution Agreement between the Registrant and Microtec Research, Inc. dated August 1, 1994
10.17 (2)	Employment Agreement by and between Robert L. Deinhammer and the Registrant, dated January 4, 1999
10.18 (3)	Employment Agreement by and between Stephen J. Verleye and the Registrant, dated April 1, 1999
10.19	Lease Agreement between Teachers Insurance & Annuity Association of America and the Registrant dated October 3, 2000
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference from the Registrant's Registration Statement on Form S -1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 33-97002)
(2)	Incorporated by reference from the Registrant’s March 31, 1999 Form 10-Q filed with the Securities and Exchange Commission
(3)	Incorporated by reference from the Registrant’s June 30, 1999 and September 30, 1999 reports on Form 10-Q filed with the Securities and Exchange Commission

** Confidential treatment has been granted for portions of this exhibit.

COL A.	COL B.	COL C.		COL D.	COL E.
		ADDITIONS
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts: Describe	Deductions: Describe	Balance at End of Period

Year ended December 31, 2000: Deducted from asset accounts: Allowance for sales returns and doubtful account	92,000	—	34,000(B)	(70,000)(A)	56,000

Year ended December 31, 1999: Deducted from asset accounts: Allowance for sales returns and doubtful accounts	177,000	1,000	92,000(B)	(178,000)(A)	92,000

Year ended December 31, 1998: Deducted from asset accounts: Allowance for sales returns and doubtful accounts	337,000	12,000	(56,000)(B)	(116,000)(A)	177,000

(A) Uncollectible accounts written off, net of recoveries, and actual sales returns
(B) Estimated future sales returns charged to revenue