Form 10-Q
period 2001-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2001-05-15
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number 0-26778

APPLIED  MICROSYSTEMS  CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91–1074996)
(State of incorporation)	(I.R.S. Employer Identification Number

5020 148th Avenue N.E., Redmond, Washington 98052-5172
(425) 882-2000
(Address of principal executive offices, including zip code; registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒           No    ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.01 par value: 7,063,921 shares outstanding as of May 4, 2001.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000
	(unaudited)
	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$3,882	$7,956
Securities available-for-sale	2,461	2,526
Accounts receivable, net	9,140	5,729
Inventories	2,397	2,358
Prepaid and other current assets	452	314
Total current assets	18,332	18,883

Property and equipment, net	2,058	2,109
Other assets	431	461
Total assets	$20,821	$21,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,555	$2,954
Accrued payroll	1,697	1,993
Other accrued expenses	929	1,029
Deferred revenue	4,578	4,654
Total current liabilities	9,759	10,630

Capital lease obligation, less current portion	209	—

Shareholders' equity:
Preferred stock, par value $0.01	—	—
Common stock, par value $0.01	26,547	26,360
Accumulated other comprehensive loss	(1,296)	(879)
Accumulated deficit	(14,398)	(14,658)
Total shareholders' equity	10,853	10,823
Total liabilities and shareholders' equity	$20,821	$21,453

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2001	(Restated) 2000
	(in thousands, except per-share amounts)

Net sales	$10,114	$7,683
Cost of sales	2,807	2,104
Gross profit	7,307	5,579

Operating expenses:
Sales, general and administrative	3,884	4,492
Research and development	3,264	3,081
Total operating expenses	7,148	7,573
Income (loss) from operations	159	(1,994)

Interest income and other, net	101	183
Income (loss) before cumulative effect of change in accounting principle	260	(1,811)
Cumulative effect of change in accounting principle	—	(1,110)
Net income (loss)	$260	$(2,921)

Per-share amounts:
Basic income (loss) per share before cumulative effect of change in accounting principle	$0.04	$(0.27)
Cumulative effect of change in accounting principle	—	(0.16)
Basic income (loss) per share	$0.04	$(0.43)
Shares used in basic per-share calculation	6,990	6,858

Diluted income (loss) per share before cumulative effect of change in accounting principle	$0.04	$(0.27)
Cumulative effect of change in accounting principle	—	(0.16)
Diluted income (loss) per share	$0.04	$(0.43)
Shares used in diluted per-share calculation	7,277	6,858

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2001	(Restated) 2000
	(in thousands)

Operating activities
Net income (loss)	$260	$(2,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	282	260
Cumulative effect of change in accounting principle	—	1,110
Net change in operating accounts:
Accounts receivable	(3,628)	(1,215)
Inventories	(284)	(275)
Prepaid and other current assets	(136)	(62)
Other assets	4	(1)
Accounts payable and accrued expenses	(686)	95
Deferred revenue	(11)	(52)
Net cash used in operating activities	(4,199)	(3,061)

Investing activities
Purchases of securities available-for-sale	(1,460)	(1,764)
Maturities of securities available-for-sale	1,525	5,465
Additions to property and equipment	(48)	(198)
Net cash provided by investing activities	17	3,503

Financing activities
Sale of common stock to employees	151	60
Stock options exercised	36	258
Net cash provided by financing activities	187	318

Effects of foreign exchange rate changes on cash	(79)	(67)
Net increase (decrease) in cash and cash equivalents	(4,074)	693
Cash and cash equivalents at beginning of period	7,956	5,682
Cash and cash equivalents at end of period	$3,882	$6,375

Supplemental disclosure of non-cash activities:
During the first quarter of 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.          Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2000 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended.  The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or for any other fiscal period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.          Computation of Loss Per Share

             Basic loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to a net loss recorded in the three months ended March 31, 2000, basic and diluted loss per share are determined excluding common stock equivalents for that period.

3.          Comprehensive Loss

             As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity.  During the first quarter of 2001, comprehensive loss amounted to $157,000, compared to comprehensive loss of $3.2 million for the first quarter of 2000.

4.          Inventories

Inventories consist of the following:

	March 31,	December 31,
	2001	2000
	(in thousands)

Finished goods	$397	$794
Work in process	292	72
Purchased parts	1,708	1,492
	$2,397	$2,358

5.          Cumulative Effect of Change in Accounting Principle

             In the fourth quarter of 2000, the Company implemented the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”  SAB 101 provides guidance related to revenue recognition based upon interpretations and practices followed by the SEC.  As a result of the Company’s assessment of these new guidelines, Applied changed its revenue recognition practices for sales in Japan to reflect revenues upon the earlier of customer inspection and acceptance or, in the absence of notification of inspection and acceptance, upon receipt of payment.  Applied adopted SAB 101 under the cumulative catch-up method of accounting, which is the manner prescribed under applicable accounting and reporting rules.  Under these rules, the cumulative effect of a change in accounting principle is recognized as an additional item on the Company’s statement of operations in the first quarter of the year in which the change is made.

             Applied’s adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company’s Q1 2000 net loss.  Revenues and expenses in each of the 2000 quarters were likewise restated as if the new accounting principle had been adopted since January 1, 2000.  Deferred revenue at January 1, 2000 included $1,406,000 related to goods that were shipped and previously recognized as revenue but do not meet the new criteria for revenue recognition.  During the first quarter of 2000, $855,000 of the amount deferred was recognized as revenue.

6.          Recent Accounting Pronouncements

             In March 1998, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any.  SFAS 133 is effective for the Company’s consolidated financial statements for the year ending December 31, 2001.  No hedging activities were in effect during the first three months of 2001, nor at any time during 2000; therefore, the adoption of this Statement is not expected to have a material effect on the Company’s operations.

7.          Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Results of Operations

(dollars in thousands)	Three Months Ended March 31, 2001	Change From Prior Period	Three Months Ended March 31, 2000

Net sales	$10,114	$2,431	$7,683
		32%

             The Company earns revenue on the sale of hardware and software products.  The Company also earns revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.  As further described under “Cumulative effect of change in accounting principle,” in the fourth quarter of 2000 the Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” effective retroactive to January 1, 2000.

             Applied’s first-quarter 2001 revenues represented its third highest quarterly revenue figure in the Company’s history – in addition, the Company has reported quarterly revenues greater than $10 million on only three prior occasions.  The 32% increase in net sales in the first quarter, as compared to the first quarter of 2000, was due primarily to increased sales of Applied’s new game development solutions.  Total game development revenues were $4.5 million in the first quarter of 2001, compared to $790,000 in the first quarter of 2000.  First-quarter 2001 game development revenues were comprised primarily of initial shipments of game development tools for Microsoft’s Xbox video gaming system, as well as non-recurring engineering fees for Xbox game tools development.  The significant increase in quarterly revenues was a direct result of Applied’s development initiatives that began in early 1999 to extend the Company’s technology to meet the needs of game developers.  These initiatives led to agreements with Nintendo and Microsoft to develop and manufacture game development tools for Nintendo’s GameCube and Microsoft’s Xbox video console systems.  Applied continues to invest in other development initiatives to further leverage its technology into high-growth markets.

             Revenues for Applied’s leading software analysis product, CodeTEST, increased nearly 30% in the quarter ended March 31, 2001, compared to the first quarter of 2000.  Applied’s total software analysis tools revenues were $1.8 million in the first quarter of 2001, compared to $1.5 in the first quarter of 2000.  The increase in software analysis tools revenues in 2001, compared to 2000, was due in part to the timing of license orders from a third-party developer of integrated development environments.

             The Company’s sales have historically been derived primarily from sales of hardware-enhanced debug, test, and performance solutions.  Sales of these “run control” products decreased in the first quarter of 2001, as compared to the first quarter of 2000, due in part to a planned shift in distribution channels, as well as generally soft demand from telecommunications customers.  Run control revenues were $3.4 million in the three months ended March 31, 2001, compared to $4.9 million in the three months ended March 31, 2000.

             The Company's net sales also include product support revenues, which are included within the aforementioned major categories of Applied’s products.  These support revenues totaled approximately $0.9 million in the first quarter of 2001, compared to approximately $1.1 million in the first quarter of 2000.  The decline in support revenues was due primary to a decrease in run control product sales, for which support contracts are often sold.

             International sales were 28% of net sales in the first quarter of 2001, as compared to 39% of net sales in the first quarter of 2000.  In comparison to the comparable period in 2000, international sales decreased 16% in the three months ended March 31, 2001.  The decrease in international revenues resulted primarily from lower sales reported in Japan, including the effect of foreign currency fluctuations.

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

(dollars in thousands)	Three Months Ended March 31, 2001	Percentage of Net Sales	Three Months Ended March 31, 2000	Percentage of Net Sales

Cost of sales	$2,807	28%	$2,104	27%

Gross Profit	$7,307	72%	$5,579	73%

             Applied maintained a gross profit percentage in the first quarter of 2001 that was comparable to the first quarter of 2000 due in large part to increased throughput in the Company’s manufacturing operations that resulted from initial production and shipment of game development tools for Microsoft’s Xbox.  In addition, increased software revenues in the first quarter of 2001 also supported a consistent overall gross profit percentage; however, the overall gross profit percentage on run control products in the first quarter of 2001 decreased in comparison to the first quarter of 2000 due primarily to product and geographic mix within the run control product line.

             The Company expects its gross profit percentage to fluctuate based upon its product and service mix, potential changes in material and labor costs, geographic mix, foreign currency fluctuations, product and patent license royalties, and variances in volume and related absorption of overhead costs.  Absent the benefit of increased throughput in the Company’s manufacturing operations on overhead absorption rates, the sales of game development kits would result in lower margins than the Company has historically maintained, thus adding to the potential for future fluctuations in gross profit percentages.

(dollars in thousands)	Three Months Ended March 31, 2001	Change From Prior Period	Three Months Ended March 31, 2000

Sales, general and administrative expenses	$3,884	$(608)	$4,492
		(14%)

             Despite a significant increase in revenues in the first quarter of 2001, Applied’s total operating expenses of $7.1 million in the first quarter of 2001 represented the lowest expenditure level since the second quarter of 1998.  The Company’s total operating expenses have fluctuated within a narrow range of $7.1 to $7.7 million per quarter over the past eleven quarters.  Over that same period of time, Applied’s management team has shifted operating resources to pursue opportunities in high-growth markets through developing new products and expanding Applied’s existing technology.  That shift is reflected in the overall decrease in sales, general and administrative expenses, with a similar increase in research and development expenses.  In December 2000, the Company announced it had adopted a profit improvement plan that included a modest reduction in personnel to lower the Company’s overall expense run rate and better position the Company for improved operating results.

             The 14% decrease in sales, general and administrative expenses in the first quarter was primarily due to lower personnel-related expenditures as compared to the first quarter of 2000, which reflects lower headcount levels in 2001.  Sales of game development tools, which have lower sales-related expenses than Applied’s other hardware and software products, also contributed to lower expense levels.  The Company expects its sales and marketing expenditures to increase in the future as it introduces and markets new products and services and incurs higher selling expenses to increase net sales.

             When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company may choose to hedge a portion of its foreign exchange risk as it relates to the debt the Company’s foreign subsidiaries owe to the Company.  No such hedging activities were in effect during the first quarter of 2001, nor in the prior two years.  Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

(dollars in thousands)	Three Months Ended March 31, 2001	Change From Prior Period	Three Months Ended March 31, 2000

Research and development expenses	$3,264	$183	$3,081
		6%

             The increase in research and development expenses in the first quarter of 2001, as compared to the first quarter of 2000, was primarily attributable to increased compensation-related expenses.  These increased expenses were a result of the Company’s investment in strategic new initiatives, such as the games development tools now offered by the Company, and enhancements to Applied’s line of software analysis tools.

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

(dollars in thousands)	Three Months Ended March 31, 2001	Change From Prior Period	Three Months Ended March 31, 2000

Interest income and other, net	$101	$(82)	$183
		(45%)

             The Company’s interest income and other, net, decreased from the prior year’s period due to a decrease in the Company’s cash available for short-term investments.

(dollars in thousands)	Three MonthsEnded March 31, 2001	Change From Prior Period	Three Months Ended March 31, 2000

Cumulative Effect of Change in Accounting Principle	$—	$(1,110)	$(1,110)
		(100%)

             Applied implemented SAB 101 in the fourth quarter of 2000, effective retroactive to January 1, 2000.  SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC.  As a result of the Company’s assessment of these new guidelines, Applied changed its revenue recognition practices for sales in Japan to reflect revenues upon the earlier of customer inspection and acceptance or, in the absence of notification of inspection and acceptance, upon receipt of payment.  Applied adopted SAB 101 under the cumulative catch-up method of accounting, which is the manner prescribed under applicable accounting and reporting rules.  Under these rules, the cumulative effect of a change in accounting principle is recognized as an additional item on the Company’s statement of operations in the first quarter of the year in which the change is made.  Applied’s adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company’s first quarter 2000 net loss.  Revenues and expenses in each of the 2000 quarters were likewise adjusted as if the new accounting principle had been adopted since January 1, 2000.

Income Taxes

             Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income (loss) of interim periods.  Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.  Due to the uncertainty of the Company’s ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.  Accordingly, no income tax provision or benefit is recorded for the three-month periods ended March 31, 2001 and 2000.

Liquidity and Capital Resources

             As of March 31, 2001, the Company had $6.3 million in cash, cash equivalents, and short-term investments, compared to $10.5 million as of December 31, 2000.  The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases.  Applied used cash of $4.2 million for operating activities in the first three months of 2001, compared to using $3.1 million for operating activities in the first three months of the prior year.  The Company purchased $48,000 in property and equipment in the first three months of 2001, compared to purchasing $198,000 in the first three months of 2000.

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

Certain Factors That May Affect Future Results of Operations

             This report contains forward-looking statements reflecting management’s current forecast of certain aspects of the Company’s future.  Such statements are based on current information which management has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes.  Forward-looking statements include statements regarding the Company’s intent to pursue new market and product opportunities, estimates of future operating trends, and optimism about continuing improved operating performance.

             The Company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company’s business which include, but are not limited to, the Company’s recent operating losses, dependence on industries characterized by rapidly changing technology, manufacturing and product ship schedules, customer design starts utilizing environments served by Applied, relationships with semiconductor manufacturers, Applied’s focus on a few key markets, relationships with a few key game console developers for sale of game development tools, competition, dependence on key personnel, management of expected growth, intellectual property rights and the potential for corresponding litigation, the potential for product liability, uncertainties surrounding international operations, potential fluctuations in quarterly operating results, and potential continued volatility of stock price.  The forward-looking statements should be considered in the context of these and other risk factors disclosed in the Company’s most recent filings with the Securities and Exchange Commission and the Company’s 2000 Annual Report on Form 10-K.

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

             The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments.  Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale” securities.  These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount.  The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K

             (A)       Exhibits

                           None

             (B)        Report on Form 8-K

                           The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION
(Registrant)

Date	: May 11, 2001	By:	/s/ Robert C. Bateman
Robert C. Bateman
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Signing Officer)