Form 10-Q
period 2001-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2001-08-13
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number 0-26778

APPLIED  MICROSYSTEMS  CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91–1074996
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Common stock, $.01 par value: 7,127,490 shares outstanding as of August 3, 2001.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(unaudited)
	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$4,002	$7,956
Securities available-for-sale	5,079	2,526
Accounts receivable, net	5,716	5,729
Inventories	2,181	2,358
Prepaid and other current assets	408	314

Total current assets	17,386	18,883

Property and equipment, net	1,883	2,109
Other assets	411	461

Total assets	$19,680	$21,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,225	$2,954
Accrued payroll	1,998	1,993
Other accrued expenses	1,048	1,029
Deferred revenue	3,607	4,654

Total current liabilities	8,878	10,630

Capital lease obligation, less current portion	197	-

Shareholders' equity:
Preferred stock, par value $0.01	-	-
Common stock, par value $0.01	26,708	26,360
Accumulated other comprehensive loss	(813)	(879)
Accumulated deficit	(15,290)	(14,658)

Total shareholders' equity	10,605	10,823

Total liabilities and shareholders' equity	$19,680	$21,453

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,

	2001	(Restated) 2000	2001	(Restated) 2000

	(in thousands, except per-share amounts)

Net sales	$8,840	$7,862	$18,954	$15,545
Cost of sales	2,516	2,538	5,323	4,642

Gross profit	6,324	5,324	13,631	10,903

Operating expenses:
Sales, general and administrative	4,004	4,249	7,888	8,741
Research and development	3,295	3,347	6,559	6,428

Total operating expenses	7,299	7,596	14,447	15,169

Loss from operations	(975)	(2,272)	(816)	(4,266)
Interest income and other, net	83	177	184	360

Loss before cumulative effect of change in accounting principle	(892)	(2,095)	(632)	(3,906)

Cumulative effect of change in accounting principle	-	-	-	(1,110)

Net loss	$(892)	$(2,095)	$(632)	$(5,016)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.13)	$(0.30)	$(0.09)	$(0.57)
Cumulative effect of change in accounting principle	-	-	-	(.16)

Basic and diluted net loss per share	$(0.13)	$(0.30)	$(0.09)	$(0.73)

Shares used in per-share calculation	7,055	6,909	7,023	6,858

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2001	(Restated) 2000

	(in thousands)

Operating activities
Net loss	$(632)	$(5,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	517
Cumulative effect of change in accounting principle	-	1,110
Net change in operating accounts:
Accounts receivable	(162)	-
Inventories	397	(369)
Prepaid and other current assets	(90)	16
Other assets	15	(5)
Accounts payable and accrued expenses	(586)	827
Deferred revenue	(1,010)	(775)

Net cash used in operating activities	(1,528)	(3,695)

Investing activities
Purchases of securities available-for-sale	(4,522)	(3,697)
Maturities of securities available-for-sale	1,969	9,693
Additions to property and equipment	(119)	(313)

Net cash provided by (used in) investing activities	(2,672)	5,683

Financing activities
Sale of common stock to employees	151	338
Stock options exercised	197	60

Net cash provided by financing activities	348	398

Effects of foreign exchange rate changes on cash	(102)	(104)

Net increase (decrease) in cash and cash equivalents	(3,954)	2,282
Cash and cash equivalents at beginning of period	7,956	5,682

Cash and cash equivalents at end of period	$4,002	$7,964

Supplemental disclosure of non-cash activities:
During the first quarter of 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.          Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2000 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended.  The results of operations for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or for any other fiscal period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.          Computation of Loss Per Share

             Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding during the period.  Common stock equivalent shares are excluded from the computation of diluted loss per share because their effect is antidilutive due to the Company’s net losses.

3.          Comprehensive Loss

             As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity.  During the second quarter of 2001, comprehensive loss amounted to $409,000, compared to comprehensive loss of $2.4 million for the second quarter of 2000.  For the six months ended June 30, 2001, comprehensive loss amounted to $566,000, compared to comprehensive loss of $5.6 million for the six months ended June 30, 2000.

4.          Inventories

Inventories consist of the following:

	June 30, 2001	December 31, 2000

	(in thousands)

Finished goods	$723	$794
Work in process	103	72
Purchased parts	1,355	1,492

	$2,181	$2,358

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

             Applied’s adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company’s Q1 2000 net loss.  Revenues and cost of goods sold in each of the 2000 quarters were likewise restated as if the new accounting principle had been adopted since January 1, 2000.  Deferred revenue at January 1, 2000 included $1,406,000 related to goods that were shipped and previously recognized as revenue but do not meet the new criteria for revenue recognition.  During the second quarter of 2000, $551,000 of the amount deferred was recognized as revenue.  During the six months ended June 30, 2000, the entire amount deferred was recognized as revenue.

6.          Subsequent Event

             On August 1, 2001, Applied announced a plan to lower its costs, including a reduction of approximately 90 full-time employees worldwide; a temporary 10% reduction in salaries for executive personnel; a closure of company facilities for one week during the third quarter; as well as other cost reduction and control measures.  After the staff reduction, Applied employs approximately 140 personnel worldwide.  The Company expects to take a restructuring charge of $1.5 - $2.0 million in the third quarter related to its cost-reduction plan.

7.          Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any.  SFAS 133 is effective for the Company’s consolidated financial statements for the year ending December 31, 2001.  No hedging activities were in effect during the first six months of 2001, nor at any time during 2000; therefore, the adoption of this Statement is not expected to have a material effect on the Company’s operations.

8.          Reclassifications

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

             Applied Microsystems Corporation is a leader and innovator in software development tools and technologies. Applied’s products and services help customers bring products to market faster by providing innovative tools to develop, debug, and test products faster, more reliably, and at a lower cost.  For more than 20 years, the Company has targeted its products to meet the needs of embedded systems markets and has developed significant experience and expertise in high-end microprocessors, real-time systems, and software analysis technology – three key competencies that position the Company to meet the needs of software developers.  Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development and test tools for the development of complex embedded microprocessor-based applications.  The embedded systems market has in recent years expanded from its traditional base of industrial automation, medical devices, and avionic applications to include market segments such as Internet devices, high-speed networking, wireless technologies, game consoles, and set top boxes.

             On August 1, 2001, the Company announced that, similar to other companies that sell to the telecommunications industry, it experienced project and order delays and cancellations among Applied’s networking customer base during the quarter ended June 30, 2001.  As a result, the Company expects that overall revenues in the second half of 2001 will be significantly lower than the first half of 2001 due to expected continued weakness in the networking space as well as reduced revenue expected from game development tools after shipping initial orders for Microsoft’s Xbox video gaming system in the first half of 2001.  As a result of these business circumstances, Applied has taken measures to lower its costs, including a reduction of approximately 90 full-time employees worldwide; a temporary 10% reduction in salaries for executive personnel; a closure of company facilities for one week during the third quarter; as well as other cost reduction and control measures.  After the staff reduction, Applied employs approximately 140 personnel worldwide.  The Company expects to take a restructuring charge of $1.5 - $2.0 million in the third quarter related to its cost-reduction plan.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2001	Change	2000	2001	Change	2000

Net sales	$8,840	$978	$7,862	$18,954	$3,409	$15,545
		12%			22%

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

             The 12% increase in net sales in the second quarter was led by increased sales of game development tools, as was the 22% increase in net sales for the six months ended June 30, 2001, as compared to the three and six month periods in 2000.   Game development tools revenue accounted for $3.7 million in the second quarter of 2001, compared to $615,000 in the second quarter of 2000.  Game development tools revenue totaled $8.2 million in the first half of 2001, compared to $1.4 million in the six months ended June 30, 2000.  Game development tools revenue in 2001 has been comprised primarily of shipments of game development tools for Microsoft’s Xbox video gaming system.  This new revenue source was a direct result of Applied’s development initiatives that began in early 1999 to extend the Company’s technology to meet the needs of game developers.  These initiatives led to agreements with Nintendo and Microsoft to develop and manufacture game development tools for Nintendo’s GameCube and Microsoft’s Xbox video console systems.

             Applied’s software analysis tools revenues were $2.2 million in the second quarter of 2001, compared to $1.2 million in the second quarter of 2000; software analysis revenues were $4.1 million in the first six months of 2001, compared to $2.6 million in the six months ended June 30, 2000.  These increases were due in part to the timing of license orders from a third-party developer of integrated development environments.  In addition, the Company completed software development under an amended customer contract and recognized $600,000 in revenue in the second quarter of 2001.  A significant portion of Applied’s software analysis tools business has been with networking customers; due to an expected weak networking market in the second half of 2001, the Company’s software analysis revenues may decrease.

             Sales of hardware-enhanced debug, test, and performance solutions totaled $3.0 million in the second quarter of 2001, compared to $6.0 million in the second quarter of the prior year.  Sales of these “run control” products were $6.6 million in the six months ended June 30, 2001, compared to $11.5 million in the first six months of 2000.   These decreases were due primarily to generally soft demand from telecommunications customers, the Company’s focus on developing products and channels for software analysis tools, and slower-than-anticipated unit volumes through new run-control distribution channels.

             The Company's net sales also include product support revenues, which are included within the aforementioned major categories of Applied’s products.  These support revenues totaled $0.9 million in the second quarter of 2001, compared to $1.1 million in the second quarter of 2000. Support revenues were $1.8 million in the six months ended June 30, 2001, compared to $2.2 million in the six-month period ended June 30, 2000.  The declines were due primary to a decrease in run control product sales, for which support contracts are often sold.

             International sales were 18% of net sales in the second quarter of 2001, as compared to 40% of net sales in the second quarter of 2000.  For the six-month period ended June 30, 2001, international sales accounted for 23% of net sales, as compared to 41% of net sales for the six months ended June 30, 2000.  Applied’s second quarter 2001 and year-to-date international revenues were lower in Japan and Europe, than in the comparable periods in 2000, primarily due to the previously mentioned slowdown among telecommunications customers.  The higher level of revenues from game development tools sold domestically in 2001 also contributed to the lower percentage of international revenues in 2001, as compared to periods in the prior year.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2001	2000	2001	2000

Cost of Sales	$2,516	$2,538	$5,323	$4,642
% of net sales	28%	32%	28%	30%

Gross profit	$6,324	$5,324	$13,631	$10,903
% of net sales	72%	68%	72%	70%

             Applied’s gross profit percentage in the three and six months ended June 30, 2001 were higher than the 2000 periods due in large part to increased throughput in the Company’s manufacturing operations that resulted from initial production and shipment of game development tools for Microsoft’s Xbox.  In addition, increased software analysis tools revenues in 2001 – including $600,000 in software development revenue in the second quarter of 2001 for which expenses had been recognized in prior periods – also supported a higher gross profit percentage.

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

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2001	Change	2000	2001	Change	2000

Sales, general and administrative expenses	$4,004	$(245)	$4,249	$7,888	$(853)	$8,741
		(6)%			(10)%

             Applied’s total operating expenses – sales, general and administrative expenses, combined with research and development expenses – were $7.3 million in the second quarter of 2001.  Total operating expenses have fluctuated within a narrow range of $7.1 to $7.7 million per quarter over the past twelve quarters.  Over that same period of time, Applied’s management team has shifted operating resources to pursue potential high-growth market opportunities by investing in new product development and expanding Applied’s existing technology.  That shift is reflected in a consistent decrease in sales, general and administrative expenses, with a general increase in research and development expenses over that time period, though quarterly research and development expenses have leveled off since mid-2000.  The Company’s cost-reduction plan announced in August 2001 is expected to lower operating expenses by more than $2.2 million per quarter; however, the full savings are not expected to be realized until the fourth quarter of 2001 because the Company maintained higher spending levels in the third quarter of 2001 prior to the implementation of the cost-reduction plan.

             The decreases in sales, general and administrative expenses in the second quarter and the six-month period ending June 30, 2001, as compared to the comparable periods in 2000, were primarily due to lower personnel-related expenditures.  Sales of game development tools, which have lower sales-related expenses than Applied’s other hardware and software products, also contributed to lower expense levels in 2001.

             When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company may choose to hedge a portion of its foreign exchange risk as it relates to the debt the Company’s foreign subsidiaries owe to the Company.  No such hedging activities were in effect during the first six months of 2001, nor in the prior two years.  Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

	Three Months Ended June 30,				Six Months Ended June 30,

(dollars in thousands)	2001	Change		2000	2001	Change	2000

Research and development expenses	$3,295	$(52)		$3,347	$6,559	$131	$6,428
		(2%	)			2%

             The minor fluctuations in 2001 research and development expenses, as compared to the prior-year periods, are primarily the result of the timing of customer development projects under contract.

             The Company believes that its continued investment in focused research and development activities is critical to Applied’s future success.  Despite an overall reduction in resources available for research and development (as a result of the Company’s cost-cutting efforts), the Company intends to continue to make substantial investments in product development.   Research and development expenses may fluctuate to the extent that Applied’s engineering resources are utilized to fulfill the needs of customers under contractual research and development arrangements.  In such cases, engineering costs are charged to costs of goods sold.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2001	Change	2000	2001	Change	2000

Interest income and other, net	$83	$(94)	$177	$184	$(176)	$360
		(53)%			(49)%

             The Company’s interest income and other, net, decreased from the prior year’s periods due primarily to a decrease in the Company’s cash available for short-term investments.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2001	Change	2000	2001	Change	2000

Cumulative Effect of Change in Accounting Principle	$-	$-	$-	$-	$(1,110)	$(1,110)
					(100)%

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

Income Taxes

             Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax income (loss) of interim periods.  Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.  Due to the uncertainty of the Company’s ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.  Accordingly, no income tax provision or benefit is recorded for the three and six-month periods ended June 30, 2001 and 2000.

Liquidity and Capital Resources

             As of June 30, 2001, the Company had $9.1 million in cash, cash equivalents, and short-term investments, compared to $10.5 million as of December 31, 2000.  The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses.  Applied used cash of $1.5 million for operating activities in the first six months of 2001, compared to using $3.7 million for operating activities in the first six months of the prior year.  The Company purchased $119,000 in property and equipment in the first six months of 2001, compared to purchasing $313,000 in the first six months of 2000.

             The Company believes that its existing working capital, together with amounts anticipated from operations after the Company has implemented its cost reduction plan, will provide the Company with sufficient funds to finance its operations for at least the next 12 months.  The Company's future capital requirements will depend on a number of factors, including the duration of weakness in certain customer sectors and in international sales, our ability to manage the Company to breakeven or better during continued slow market conditions, costs associated with sales and marketing programs, product development efforts, and the use of funds for strategic purposes.  To the extent additional funds are required, the Company may sell additional equity, debt or convertible securities, or obtain credit facilities; however, there can be no assurance that the Company will be able to obtain such funds or on terms that are acceptable.

Certain Factors That May Affect Future Results of Operations

             This report contains forward-looking statements reflecting management’s current forecast of certain aspects of the Company’s future.  Such statements are based on current information, which management has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes.  Forward-looking statements include statements regarding the Company’s cost-reduction plan, intent to pursue new market and product opportunities, estimates of future operating trends, and optimism about improved operating performance.

             The Company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company’s business which include, but are not limited to, the Company’s recent operating losses, potential adverse consequences arising from corporate restructuring, dependence on industries characterized by rapidly changing technology, manufacturing and product ship schedules, customer design starts utilizing environments served by Applied, relationships with semiconductor manufacturers, Applied’s focus on a few key markets, relationships with a few key game console developers for sale of game development tools, competition, dependence on key personnel, intellectual property rights and the potential for corresponding litigation, the potential for product liability, uncertainties surrounding international operations, potential fluctuations in quarterly operating results, and potential continued volatility of stock price.  The forward-looking statements should be considered in the context of these and other risk factors disclosed in the Company’s most recent filings with the Securities and Exchange Commission and the Company’s 2000 Annual Report on Form 10-K.

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

             The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments.  Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale” securities.  These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount.  The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

Item 4.              Submission of matters to a vote of security holders

             The Company’s Annual Meeting of Shareholders was held on May 22, 2001.  The following summarizes the results of matters voted upon at the Annual Meeting.

(1)         The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal:
Nominee	For	Withheld

Lary L. Evans	6,680,655	29,457
Charles H. House	6,623,106	87,006
Elwood D. Howse, Jr.	6,680,455	29,657
Anthony Miadich	6,680,455	29,657
Stephen J. Verleye	6,678,490	31,622

(2)         The shareholders voted 3,625,593 shares in the affirmative, 195,952 shares in the negative, 11,818 shares abstained, and 3,170,558 other shares were unvoted relative to the approval of the Applied Microsystems Corporation 2001 Stock Option Plan with an initial number of shares issuable thereunder of 300,000.

(3)         The shareholders voted 3,691,188 shares in the affirmative, 134,647 shares in the negative, 7,528 shares abstained, and 3,170,558 other shares were unvoted relative to the approval to amend the Applied Microsystems Corporation Director Stock Option Plan to increase the number of shares issuable thereunder from 45,000 shares to 105,000 shares and to increase the number of shares automatically granted each year to non-employee directors of the Company from 2,500 to 5,000.

(4)         The shareholders voted 6,662,715 shares in the affirmative, 11,250 shares in the negative, 36,147 shares abstained, and 293,809 other shares were unvoted relative to ratification of the appointment of Ernst & Young LLP as independent auditors for the Company’s fiscal year ending December 31, 2001.

Item 5.              Other Information

             Anthony Miadich resigned from Applied’s board of directors effective July 17, 2001.

Item 6.              Exhibits and Reports on Form 8-K

             (A)       The following exhibits are filed as part of this report.

                           10.1      Form of Change of Control Agreement for vice president officers, adopted by the Board of Directors April 23, 2001.

             (B)        Report on Form 8-K

                           The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION
(Registrant)

Date: August 10, 2001	By: /s/ Robert C. Bateman
Robert C. Bateman
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Signing Officer)