Form 10-Q
period 2001-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2001-11-13
CIK 1000787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

Common stock, $.01 par value: 7,127,490 shares outstanding as of November 2, 2001.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000
	(unaudited)
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$3,608	$7,956
Securities available-for-sale	4,105	2,526
Accounts receivable, net	3,686	5,729
Inventories	2,180	2,358
Prepaid and other current assets	423	314
Total current assets	14,002	18,883

Property and equipment, net	1,565	2,109
Other assets	392	461
Total assets	$15,959	$21,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,453	$2,954
Accrued payroll	1,559	1,993
Other accrued expenses	1,388	1,029
Deferred revenue	3,724	4,654
Total current liabilities	8,124	10,630

Capital lease obligation, less current portion	186	—
Accrued cost of business restructuring	815	—
Total long-term liabilities	1,001	—

Shareholders' equity:
Preferred stock, par value $0.01	—	—
Common stock, par value $0.01	26,856	26,360
Accumulated other comprehensive loss	(764)	(879)
Accumulated deficit	(19,258)	(14,658)
Total shareholders' equity	6,834	10,823
Total liabilities and shareholders' equity	$15,959	$21,453

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2001	(Restated) 2000	2001	(Restated) 2000
	(in thousands, except per-share amounts)

Net sales	$4,605	$7,968	$23,559	$23,513
Cost of sales	1,181	2,370	6,504	7,012
Gross profit	3,424	5,598	17,055	16,501

Operating expenses:
Sales, general and administrative	2,971	4,146	10,859	12,887
Research and development	2,182	3,456	8,741	9,884
Business restructuring	2,289	—	2,289	—
Total operating expenses	7,442	7,602	21,889	22,771
Loss from operations	(4,018)	(2,004)	(4,834)	(6,270)
Interest income and other, net	50	158	234	518
Loss before cumulative effect of change in accounting principle	(3,968)	(1,846)	(4,600)	(5,752)
Cumulative effect of change in accounting principle	—	—	—	(1,110)
Net loss	$(3,968)	$(1,846)	$(4,600)	$(6,862)

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.56)	$(0.27)	$(0.65)	$(0.83)
Cumulative effect of change in accounting principle	—	—	—	(.16)
Basic and diluted net loss per share	$(0.56)	$(0.27)	$(0.65)	$(0.99)
Shares used in per-share calculation	7,113	6,938	7,053	6,902

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2001	(Restated) 2000
	(in thousands)
Operating activities
Net loss	$(4,600)	$(6,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	773
Cumulative effect of change in accounting principle	—	1,110
Loss on write off and/or disposal of assets	148	—
Net change in operating accounts:
Accounts receivable	1,935	(2,267)
Inventories	49	(421)
Prepaid and other current assets	(104)	121
Other assets	28	(4)
Accounts payable, accrued expenses, and accrued business restructuring	(657)	647
Deferred revenue	(963)	149
Net cash used in operating activities	(3,390)	(6,754)

Investing activities
Purchases of securities available-for-sale	(6,026)	(5,364)
Maturities of securities available-for-sale	4,447	10,631
Additions to property and equipment	(180)	(502)
Net cash provided by (used in) investing activities	(1,759)	4,765

Financing activities
Sale of common stock to employees	287	142
Stock options exercised	209	400
Net cash provided by financing activities	496	542

Effects of foreign exchange rate changes on cash	305	(143)
Net decrease in cash and cash equivalents	(4,348)	(1,590)
Cash and cash equivalents at beginning of period	7,956	5,682
Cash and cash equivalents at end of period	$3,608	$4,092

Supplemental disclosure of non-cash activities:
During the first quarter of 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2000 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended.  The results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001 or for any other fiscal period.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

2.             Computation of Loss Per Share

                Basic and diluted loss per share is computed using the weighted-average number of common shares outstanding during the period.  Common stock equivalent shares are excluded from the computation of diluted loss per share because their effect is antidilutive due to the Company’s net losses.

3.             Comprehensive Loss

                As defined by applicable accounting and reporting standards, Applied's comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity.  During the third quarter of 2001, comprehensive loss amounted to $4.0 million, compared to comprehensive loss of $2.0 million for the third quarter of 2000.  For the nine months ended September 30, 2001, comprehensive loss amounted to $4.5 million, compared to comprehensive loss of $7.7 million for the nine months ended September 30, 2000.

4.             Inventories

Inventories consist of the following:

	September 30,	December 31,
	2001	2000
	(in thousands)

Finished goods	$722	$794
Work in process	104	72
Purchased parts	1,354	1,492
	$2,180	$2,358

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

Applied’s adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company’s Q1 2000 net loss.  Revenues and cost of goods sold in each of the 2000 quarters were likewise restated as if the new accounting principle had been adopted since January 1, 2000.  Deferred revenue at January 1, 2000 included $1,406,000 related to goods that were shipped and previously recognized as revenue but do not meet the new criteria for revenue recognition.  During the nine months ended September 30, 2000, the entire amount deferred was recognized as revenue.

6.             Business Restructuring Activities

                In the third quarter of 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs.  The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company’s functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company’s long-term goals; abandonment of excess space at the Company’s headquarters; as well as other cost reduction and control measures.  As a result of adopting the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.

                 The restructuring charge and related activity are as follows:

	Restructuring Charge	Amounts Paid or Charged Off	Accrued Balance at September 30, 2001
	(in thousands)

Severance and related expenses	$1,000	$639	$361
Asset write-offs	131	131	—
Abandoned facilities	1,158	—	1,158
	$2,289	$770	$1,519

Substantially all of the remaining severance and related expenses are expected to be paid during the fourth quarter ending December 31, 2001.  Asset write-offs consisted primarily of excess computer equipment and certain leasehold improvements located in abandoned facilities.  The charge for abandoned facilities relates to leased facilities that Applied has abandoned in connection with the restructuring; the corresponding accrued liability will be reduced as the Company pays its lease commitments.  A portion of the accrued restructuring liabilities, representing lease commitments which will not be settled in the next 12 months, is classified as long term on the Company’s balance sheet.  The remaining accrued restructuring liabilities are classified as current liabilities as of September 30, 2001, and consist of accounts payable of $66,000, accrued payroll of $240,000, and other accrued expenses of $398,000.

7.             Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  Applied must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting, if any.  SFAS 133 is effective for the Company’s consolidated financial statements for the year ending December 31, 2001.  No hedging activities were in effect during the first nine months of 2001, nor at any time during 2000; therefore, the adoption of this Statement is not expected to have a material effect on the Company’s operations.

8.             Liquidity

                As of September 30, 2001, the Company had $7.7 million in cash, cash equivalents, and short-term investments, compared to $10.5 million as of December 31, 2000.  As a result of actions taken to reduce operating expenses, the Company’s expenditure levels were substantially reduced during the third quarter of 2001 and are expected to decline further in the fourth quarter of 2001.  The Company’s cost-reduction efforts are expected to contribute to a corresponding improvement in the Company’s ability to conserve its capital resources.  The Company believes that its existing working capital will provide the Company with sufficient funds to finance its operations for at least the next 12 months.  However, any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s financial position, liquidity, or results of operations and may require the Company to further reduce its expenditures or seek other sources of financing.

9.             Reclassifications

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

On August 1, 2001, the Company announced that, similar to other companies that sell to the telecommunications industry, it had experienced project and order delays and cancellations among Applied’s networking customer base during the quarter ended June 30, 2001.  As a result, the Company expected that overall revenues in the second half of 2001 would be significantly lower than the first half of 2001 due to expected continued weakness in the networking space as well as reduced revenue expected from game development tools after shipping initial orders for Microsoft’s Xbox video gaming system in the first half of 2001.  As a result of these business circumstances, Applied took immediate measures to lower its operating expenses, thereby incurring a one-time business restructuring charge of $2.3 million in the quarter ended September 30, 2001.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Net sales	$4,605	$(3,363)	$7,968	$23,559	$46	$23,513
		(42)%			0%

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

                The 42% decrease in net sales in the third quarter was attributable primarily to decreased sales of hardware-enhanced debug, test, and performance solutions, which totaled $2.4 million in the third quarter of 2001, compared to $5.3 million in the third quarter of the prior year.  Sales of these “run control” products were $9.0 million in the nine months ended September 30, 2001, compared to $16.8 million in the first nine months of 2000.   These decreases were due primarily to generally soft demand from telecommunications customers, overall lower average selling prices, and slower-than-anticipated unit volumes through run-control distribution channels.  Subsequent to September 30, 2001, the Company signed new agreements with third-party sales representatives to further boost its sales efforts through distribution channels.  The decreases in run control product revenues were also attributable to the Company’s focus on developing products and channels for software analysis tools as customers have moved from hardware development to software development; therefore, the Company has invested less in developing and supporting run control products than in prior periods.

Game development tools accounted for near zero revenue in the third quarter of 2001, compared to approximately $800,000 in the third quarter of 2000, as both Microsoft and Nintendo were focused on supporting the expected November 2001 launch of their new game consoles, and these companies placed less emphasis during the third quarter of 2001 on shipping tools to new developers.  Game development tools revenue totaled $8.2 million in the first nine months of 2001, compared to $2.2 million in the nine months ended September 30, 2000.  Year-to-date game development tools revenue in 2001 was comprised primarily of shipments of game development tools for Microsoft’s Xbox video gaming system during the first six months of 2001.  This new revenue source was a direct result of Applied’s development initiatives that began in early 1999 to extend the Company’s technology to meet the needs of game developers.  These initiatives led to agreements with Nintendo and Microsoft to develop and manufacture game development tools for Nintendo’s GameCube and Microsoft’s Xbox video console systems.  The Company expects that future game development tools revenue will depend significantly on the success of these new game consoles.

Applied’s software analysis tools revenue was $2.2 million in the third quarter of 2001, compared to $1.9 million in the third quarter of 2000; software analysis revenue was $6.4 million in the first nine months of 2001, compared to $4.5 million in the nine months ended September 30, 2000.  These increases were due in part to the timing of license orders from a third-party developer of integrated development environments.

The Company's net sales also include product support revenues, which are included within the aforementioned major categories of Applied’s products.  These support revenues totaled approximately $800,000 in the third quarter of 2001, compared to $1.0 million in the third quarter of 2000. Support revenues were $2.5 million in the nine months ended September 30, 2001, compared to $3.2 million in the nine-month period ended September 30, 2000.  These declines were due primary to lower run control product sales, for which support contracts are often sold.

                International sales were 45% of net sales in the third quarter of 2001, as compared to 33% of net sales in the third quarter of 2000.  For the nine-month period ended September 30, 2001, international sales accounted for 27% of net sales, as compared to 38% of net sales for the nine months ended September 30, 2000.  Applied’s third quarter 2001 and year-to-date international revenues were lower in Japan and Europe, than in the comparable periods in 2000, primarily due to the previously mentioned slowdown among telecommunications customers.  The higher level of revenues from game development tools sold domestically in the first six months of 2001 also contributed to the lower percentage of international revenues in the nine months ended September 30, 2001, as compared to the comparable period in the prior year.

Applied’s sales through its foreign subsidiaries are generally denominated in local currencies; as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales.  The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2001	2000	2001	2000

Cost of Sales	$1,181	$2,370	$6,504	$7,012
% of net sales	26%	30%	28%	30%

Gross profit	$3,424	$5,598	$17,055	$16,501
% of net sales	74%	70%	72%	70%

Applied’s gross profit percentages in the three and nine months ended September 30, 2001 were higher than in the comparable periods of 2000 due primarily to product revenue mix, as well as increased 2001 throughput in the Company’s manufacturing operations that resulted from initial production and shipment of game development tools for Microsoft’s Xbox.  Despite the lack of significant game development tools revenue in the third quarter of 2001, the Company continued to benefit somewhat from the increased manufacturing throughput in the first six months of the year because certain products sold during the third quarter of 2001 were manufactured in prior quarters and had lower allocations of overhead.  Since the gross profit percentage for game development tools is generally lower than Applied’s historical average for other products, the increase in third quarter 2001 gross profit percentage was also attributable to lower proportional game development tools revenue in the quarter.

The Company expects its gross profit percentage to fluctuate based upon its product and service mix, potential changes in material and labor costs, geographic mix, foreign currency fluctuations, product and patent license royalties, and variances in volume and related absorption of overhead costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Sales, general and administrative expenses	$2,971	$(1,175)	$4,146	$10,859	$(2,028)	$12,887
		(28)%			(16)%

The decreases in sales, general and administrative expenses in the third quarter and the nine-month period ending September 30, 2001, as compared to the comparable periods in 2000, were due to the Company’s adoption of its cost-reduction plan in August 2001, as well as overall lower personnel-related expenditures.  Sales of game development tools, which have lower sales-related expenses than Applied’s other hardware and software products, also contributed to lower expense levels in the nine month period ended September 30, 2001.  Since the Company’s cost reduction plan was implemented during the quarter, the third quarter 2001 expenses reflect only a partial benefit of the cost reductions.  Sales, general and administrative expenses are expected to decline further in the fourth quarter of 2001 as a result of the cost reduction plan and further cost-reduction actions.

When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company may choose to hedge a portion of its foreign exchange risk.  No such hedging activities were in effect during the first nine months of 2001, nor in the prior two years.  Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Research and development expenses	$2,182	$(1,274)	$3,456	$8,741	$(1,143)	$9,884
		(37)%			(12)%

The decreases in research and development expenses in the three and nine-month periods ending September 30, 2001, as compared to the comparable periods in 2000, were primarily due to the Company’s adoption of its cost-reduction plan in August 2001.  Since the Company’s cost reduction plan was implemented during the quarter, the third quarter 2001 expenses reflect only a partial benefit of the cost reductions.  Research and development expenses are expected to decline further in the fourth quarter of 2001 as a result of the cost reduction plan and further cost-reduction actions.

The Company believes that its continued investment in focused research and development activities is critical to Applied’s future success.  Despite an overall reduction in resources available for research and development (as a result of the Company’s cost-control efforts), the Company intends to continue to invest in product development.   Research and development expenses may fluctuate to the extent that Applied’s engineering resources are utilized to fulfill the needs of customers under contractual development arrangements.  In such cases, engineering costs are charged to costs of goods sold.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Business restructuring	$2,289	$2,289	$—	$2,289	$2,289	$—
		100%			100%

                In the third quarter of 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs.  The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company’s functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company’s long-term goals; abandonment of excess space at the Company’s headquarters; as well as other cost reduction and control measures.  As a result of adopting the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.  During the third quarter of 2001, the Company also implemented a 10% reduction in salaries for executive personnel and closed the Company’s facilities for one week to further reduce costs.

                On October 22, 2001, the Company announced that it would take further steps to reduce its operating expenses, including reductions in pay for most U.S. personnel that the Company expects will result in a 10% reduction in corresponding base salary expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Interest income and other, net	$50	$(108)	$158	$234	$(284)	$518
		(68)%			(55)%

                The Company’s interest income and other, net, decreased from the prior year’s periods due primarily to a decrease in the Company’s cash available for short-term investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2001	Change	2000	2001	Change	2000

Cumulative Effect of Change in Accounting Principle	$—	$—	$—	$—	$(1,110)	$(1,110)
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

Income Taxes

                Applicable accounting standards require that the Company calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods.  Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts.  Due to the uncertainty of the Company’s ability to utilize its net deferred tax assets, including its net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets.  Accordingly, no income tax provision or benefit is recorded for the three and nine-month periods ended September 30, 2001 and 2000.

Liquidity and Capital Resources

                As of September 30, 2001, the Company had $7.7 million in cash, cash equivalents, and short-term investments, compared to $10.5 million as of December 31, 2000.  As a result of actions taken to reduce operating expenses during the third quarter of 2001, the Company’s expenditure levels have been substantially reduced and are expected to decline further in the fourth quarter of 2001.  The Company’s cost-reduction efforts are expected to reduce quarterly operating losses, with a corresponding improvement of the Company’s ability to conserve its capital resources.

The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses.   Applied used cash of $3.4 million for operating activities in the first nine months of 2001, compared to using $6.8 million for operating activities in the first nine months of the prior year.  The Company purchased $180,000 in property and equipment in the first nine months of 2001, compared to purchasing $502,000 in the first nine months of 2000.

The Company believes that its existing working capital will provide the Company with sufficient funds to finance its operations for at least the next 12 months, even if revenue levels were to remain at third-quarter 2001 levels.  The Company's future capital requirements will depend on a number of factors, including the duration of weakness in certain customer sectors and in international sales, management’s ability to lead the Company to breakeven or better during continued slow market conditions, costs associated with sales and marketing programs, product development efforts, and the use of funds for strategic purposes.  To the extent additional funds are required, the Company may sell additional equity, debt or convertible securities, or obtain credit facilities; however, there can be no assurance that the Company will be able to obtain such funds or on terms that are acceptable.

Certain Factors That May Affect Future Results of Operations

                This report contains forward-looking statements reflecting management’s current forecast of certain aspects of the Company’s future.  Such statements are based on current information, which management has assessed but which by its nature is dynamic and subject to rapid and even abrupt changes.  Forward-looking statements include statements regarding the Company’s cost-reduction plan, intent to pursue new market and product opportunities, and estimates of future operating trends.

                The Company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company’s business which include, but are not limited to, the Company’s recent operating losses, potential adverse consequences arising from corporate restructuring, dependence on industries characterized by rapidly changing technology, manufacturing and product ship schedules, customer design starts utilizing environments served by Applied, relationships with semiconductor manufacturers, Applied’s focus on a few key markets, relationships with a few key game console developers, competition, dependence on key personnel, intellectual property rights and the potential for corresponding litigation, the potential for product liability, uncertainties surrounding international operations, potential fluctuations in quarterly operating results, and potential continued volatility of stock price.  The forward-looking statements should be considered in the context of these and other risk factors disclosed in the Company’s most recent filings with the Securities and Exchange Commission and the Company’s 2000 Annual Report on Form 10-K.

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

                The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments.  Applied maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year.  These securities are classified as “available-for-sale” securities.  These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase.  If market interest rates were to increase immediately and uniformly to 110% of their levels at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount.  The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II - OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K

	(A)	The following exhibits are filed as part of this report.

None

	(B)	Report on Form 8-K

The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                APPLIED MICROSYSTEMS CORPORATION

                                                                                                (Registrant)

Date:	November 13, 2001	By:	/s/ Robert C. Bateman
Robert C. Bateman
Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer
and Duly Authorized Signing Officer)