Form 10-K405
period 2001-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2002-03-28
CIK 1000787

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

                        Commission File Number 0-26778

                               -----------------

                       APPLIED MICROSYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

                               -----------------

                     Washington                91-1074996
              (State of incorporation)      (I.R.S. Employer
                                         Identification Number)

             5020 148th Avenue NE, Redmond, Washington 98052-5172
                                (425) 882-2000
 (Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common stock: 7,182,262 shares outstanding as of March 15, 2002.

   The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 15, 2002, as reported on the Nasdaq National Market, was $6,619,165./1/

/1/ Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement relating to the registrant's 2002 Annual Meeting of Shareholders to be held on May 21, 2002, are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
 ITEM 1.  BUSINESS........................................................   1

 ITEM 2.  PROPERTIES......................................................  12

 ITEM 3.  LEGAL PROCEEDINGS...............................................  12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  12

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................  13

 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................  14

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.........................................  15

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  21

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  22

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................  41

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  41

 ITEM 11. EXECUTIVE COMPENSATION..........................................  41

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  41

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  41

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  42

                                    PART I

   This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the engineering development communities which we serve, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding the impact of our restructuring plan, our beliefs regarding the timing and cycle for introduction of new game consoles, our beliefs regarding technology and the potential obsolescence of our products over time, our beliefs and expectations regarding quotation of our common stock on the Nasdaq National Market and the impact of potential delisting, our beliefs regarding period-to-period results of operations, our expectations regarding future financial performance, our beliefs regarding the development of industry standards, our expectations regarding international sales and our revenues, our expectations and beliefs regarding revenue and revenue trends, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenues and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any cash dividends, our expectations regarding development costs, our beliefs and expectations regarding our results of operation and financial position, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled "Risk Factors That May Affect Future Results" below. Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

   As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Applied" refer to Applied Microsystems Corporation, a Washington corporation, and its subsidiaries.

ITEM 1.  BUSINESS

Overview

   Applied creates solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We develop, market and support a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Since our incorporation in 1979, we have developed significant expertise in high-end microprocessors, real-time systems, and software analysis technology--three key competencies that position the Company to meet the needs of software developers. Using our tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

   The Company's products enhance customers' productivity by providing a set of solutions that span a product's lifecycle. Applied's products and services assist customers with the development of software and the integration of software and hardware in creating embedded products. The Company's software analysis tools include CodeTEST(R), Applied's leading high-level software visibility tool for application software verification, analysis and test. Applied provides development tools for customers using a variety of third-party operating systems, including Wind River Systems' VxWorks(R) and pSOS(TM), Sun Microsystems' ChorusOS(TM), Enea Data OSE Systems' OSE(TM), QNX Software Systems' QNX(R), LynuxWorks' LynxOS(TM), and Accelerated Technology's Nucleus. The Company supports development, debug and testing for a wide range of popular microprocessors from companies such as Motorola, Inc., Intel Corporation, Advanced Micro Devices, Inc., Hitachi, Ltd., and MIPS Technologies, Inc. Applied offers certain custom engineering services to provide customers with specialized development tools and design services. Beginning in 1999, the Company expanded its expertise into development tools for game consoles, and provides game development tools for Nintendo's Gamecube(TM) and for Microsoft's Xbox(TM) video gaming systems.

   Applied distributes its products primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, through distributors in the rest of the world, as well as through alliances with selected companies--including third-party developers of integrated development environments. Beginning in the second half of 2001, the Company began working with selected regional manufacturers' representatives in the United States to supplement existing sales channels for hardware-enhanced debug products.

   In the third quarter of 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company's functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company's long-term goals; abandonment of excess space at the Company's headquarters; as well as other cost reduction and control measures. As a result of the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.

   Applied is headquartered at 5020 148/th/ Avenue NE, Redmond, Washington. For more information, visit Applied's home page on the World Wide Web: http://www.amc.com.

Background

   Applied has developed significant expertise in providing development solutions to the embedded systems marketplace. Embedded systems generally include an embedded microprocessor, program storage (e.g. in flash memory), real-time operating system ("RTOS") software, and custom software to implement assigned applications. Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Manufacturers worldwide use embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products. These manufacturers are often faced with competitive markets that require them to bring increasingly complex products to market faster and at reduced costs. As the computing power of embedded microprocessors has grown, and as unit prices for embedded microprocessors have generally declined, manufacturers have been able to incorporate vastly improved features, speed and reliability into their products. This additional sophistication has resulted in significantly larger and more complicated application software and increased challenges associated with delivering a product on schedule.

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

   In their efforts to remain competitive, manufacturers may face conflicting pressures. As they incorporate advanced microprocessors into their products, they typically must develop more embedded software and intensify their debugging and testing efforts, which tends to lengthen product development cycles and increase development costs. At the same time, competitive demands for lower-cost, technologically superior products create pressures to minimize development costs and reduce time-to-market. Applied's current development solutions are designed to help customers respond successfully to these conflicting demands.

   Game console manufacturers face similar pressures to design consoles with advanced hardware features. They also face the complexity of coordinating with in-house and external game developers to develop games that fully utilize the advanced hardware features. The time-to-market pressures in the games industry are significant, and Applied has expanded its expertise to provide DVD emulation and other technology that significantly aids the rapid development of video games.

Products

   Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Applied's current development solutions are targeted principally for use by software engineers in the development of embedded software and associated products. Applied designs its products to support major market segments utilizing 32 and 64-bit embedded microprocessors, as well as products to meet the specific needs of game console developers.

   The Company's products generally enable engineers to perform debugging functions in high-level programming languages and operate on personal computers or engineering workstations. The Company's tools also enable engineers to observe software interaction and functions with several commercially available RTOS products and to read file format output from compatible compilers.

   The Company's current products can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems.

  Hardware-Enhanced Debugging Tools

   The Company manufactures a wide range of hardware-enhanced software tools for the design and debugging of embedded systems. These in-circuit microprocessor and read-only memory ("ROM") emulators are utilized primarily by software engineers during the highly iterative software development and system integration phases of the embedded systems development process. To a lesser extent, they are also used by software engineers for low-level testing of software functions and by hardware engineers in system integration and troubleshooting their designs.

   The Company's emulators perform the following basic functions or subsets thereof, depending on product configuration:

  . Download and Run Control--the ability to load the developer's software program into the system under development; to specify predetermined events or problems that may occur in the course of software execution; to stop system operation upon such an occurrence; to examine and modify both registers and memory; and to resume operation at the desired point after any alterations have been made to the system or software.

  . Visibility into the Configuration of the Microprocessor--the ability to interrogate the microprocessor and to display for the user the current state and meanings of the various possible register configurations.

  . High-Level Language Debugging--the ability to display source code, data and relevant RTOS information, and to control each of the development tool's other basic functions through a high-level language interface to the target system under development.

   Applied offers a broad selection of hardware-enhanced software design and debugging tools. The tools are accessed through a high-level language debugger interface developed by Applied or licensed from Mentor

Graphics Corporation, Metrowerks (a subsidiary of Motorola, Inc.), or Paradigm Systems, Inc. and generally resold with Applied's product. Applied's hardware-enhanced debugging products are available in two categories: lower-priced, feature-focused products and high-end, higher-priced products based on traditional embedded architecture.

   The portfolio includes CodeTAP(R), PowerTAP(TM), and SuperTAP(TM) tools that are pocket sized and provide a full range of feature capabilities; this category also includes NetROM(TM), which provides cost-efficient target Ethernet access and memory substitution. These tools support a broad range of popular microprocessors used in embedded systems.

  Software Analysis Tools

   The Company's software analysis tools include CodeTEST(R), Applied's leading high-level software visibility tool for application software verification, analysis and test.

   Applied's CodeTEST software analysis products consist of software tools which are designed specifically to offer a broad range of optimization and testing capabilities to software developers. These tools measure the performance and reliability of software, as well as the adequacy of the test process itself, in a minimally intrusive manner. The measurements are then displayed in an intuitive format. Software engineers use these products during the full range of system development--beginning with initial software development, extending to system integration, and then to final system test and validation.

   CodeTEST software analysis tools currently include the following modules:

  . Coverage Analysis--Basic Block Coverage: the ability to measure the percentage of a software program's routines actually exercised by certain tests; to identify redundancies among tests; to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period; and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

  . Advanced Coverage Tools--adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage levels. For certain industries such as avionics, government regulations mandate test methodologies for each type of software application based on the criticality of that application. Advanced Coverage Tools show what conditions, decision paths, and code statements have been tested.

  . Performance Analysis--the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization; to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

  . Memory Allocation Analysis--the ability to monitor the use of memory during software execution; to identify likely "memory leaks" and other memory allocation errors in order to improve programming reliability and aid in minimizing the size and cost of the target system's memory.

  . Software Execution Trace--the ability to observe software functions from the source code level to the task level at any point in execution history to address software performance or memory problems.

   The CodeTEST product line currently includes software modules sold separately or with a separate hardware probe. CodeTEST supports a range of the most popular microprocessors and RTOS offerings for embedded applications.

   Applied has a long-standing OEM agreement with Wind River Systems, a third-party developer of real time operating systems, for integration of certain CodeTEST modules within its integrated development environment. The modules run on the embedded target within Wind River's integrated development environment. The Company may enter into similar relationships with other third-party developers of real-time operating systems.

  Game Development Systems

   In 1999, the Company began developing tools, including DVD-emulation technology, for Nintendo's Gamecube video gaming console, based on a development and manufacturing agreement with Nintendo. In 2000, Applied announced an agreement with Microsoft to develop and manufacture DVD-emulation technology for inclusion in Microsoft's Xbox Development Kit, the development platform that allows game developers to optimize games for Microsoft's Xbox video gaming console. Both the Gamecube and the Xbox were introduced to the U.S. markets during the fourth quarter of 2001.

   The Company's game development tools currently include a DVD emulator, which replaces the game developer's target DVD drive with a hard disk, DVD mechanics emulation, and may also provide specific DVD layout and mastering tools. Data that would normally be read from the DVD is translated to files on a hard disk on the game developers' computers. The emulator lets developers see their games run as if they were actually accessing target DVDs and significantly reduces the need to burn DVDs, which can be a time-consuming and expensive process. Because the data can be accessed more easily from the developer's hard drive, the game development time can be significantly reduced.

Customers

   The Company's sales are presently concentrated primarily in the telecommunications industry and in the video games industry. Sales to Microsoft for Xbox game development tools represented 30% of total 2001 revenues. Sales are generally made pursuant to customer purchase orders.

Sales, Marketing and Customer Support

   Applied distributes its products primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, through distributors in the rest of the world, as well as through partnerships with selected companies--including third-party developers of integrated development environments. During 2000 and early 2001, the Company had focused significant efforts to align its sales force to focus on key global accounts in the high-speed networking equipment market. As a result of changing economic conditions, and in particular a slow-down in the high-speed networking and telecommunications markets, Applied changed its focus during the latter part of 2001 to include developers of safety-critical systems such as those found in avionics. In addition, beginning in the second half of 2001, the Company signed agreements with selected regional manufacturers' representatives in the United States to supplement existing sales channels for hardware-enhanced debug products.

   As of December 31, 2001, the Company had 45 sales and support employees worldwide, including field sales engineers, inside sales specialists and application engineers located at the Company's headquarters and in direct or home sales offices throughout North America, and in the Company's wholly owned subsidiaries in Japan, France and the United Kingdom. Due to the technical nature of its products, the Company believes that a high level of customer service and support is important to customer adoption and successful utilization of design, debugging and testing technology.

   The Company maintains international distribution agreements covering various countries. These agreements generally have a term of three years and may be exclusive, on a country-by-country basis. The sale of products in foreign countries involves risks associated with currency exchange rate fluctuations and restrictions, export-import regulations, customs matters, potentially longer payment cycles, differing collection issues, and military, political and transportation risks. The Company's sales through its foreign subsidiaries are generally denominated in foreign currencies. As a result, fluctuations in currency exchange rates can have a significant effect on the Company's sales, even in the absence of an increase or decrease in unit sales to foreign customers. In addition, foreign sales involve uncertainties arising from local business practices and cultural considerations, and risks associated with international trade tensions. The Company expects that international sales will continue to account for a significant portion of Applied's revenues.

   Applied reduced its marketing expenditures in 2001 as part of an overall effort to reduce expenditures; however, the Company continues to have focused marketing activities that include attending trade shows, publishing relevant articles, advertising in certain trade magazines and journals, direct e-mail, and product demonstrations.

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

Competition

   The traditional market for embedded software development solutions is fragmented and highly competitive, with providers offering technical solutions to address the design, debugging, testing and service needs of embedded software developers. In addition, many companies choose to develop their own proprietary solutions as opposed to purchasing development tools and services from outside vendors. This market is also subject to rapid change, as technological developments create new needs and render prior technical solutions obsolete. The Company's ability to compete successfully in this market will depend on its ability to develop and introduce new products and features that address the increasingly sophisticated needs of its customers, to implement business relationships that enable it to broaden its product offerings, to provide worldwide customer service and support, and to respond to technological advances, emerging industry standards and practices and competitive developments.

   The principal competition for the Company's hardware-enhanced debugging tools comes primarily from a division of Wind River (through Wind River's acquisition of Embedded Support Tools Corporation), Lauterbach Datentechnik GmbH, and Agilent Technologies, Inc., as well as from various other domestic and international providers of in-circuit emulators. Many of these competitors focus primarily on developing products to support specific microprocessors. To a lesser extent, competition also comes from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators.

   Competition for Applied's software analysis tools comes primarily from Rational Software Corporation (through, in part, its acquisition in 2001 of ATTOL Testware, a France-based company that had focused on the testing of embedded systems); LDRA Ltd., a U.K.-based company offering code analysis testing tools; IPL, a U.K.-based company that provides software development and test tools; Real-Time Innovations, a developer of embedded software tools; and McCabe & Associates, a company that offers software analysis tools. Competition also comes from providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by the Company's CodeTEST tools. The Company has historically experienced competition from the engineering departments of major manufacturers, which may choose to develop internal technical solutions to their design, debugging or testing problems.

   Competition for game development solutions has historically been from console manufacturers who have offered proprietary development tools. However, Applied anticipates that the opportunity in the game development market segment may lead other companies to pursue products that will compete with Applied's game development solutions. The Company currently faces competition from Hudson Soft Company, a Japan-based company, for development tools aimed at Nintendo's Gamecube video gaming system.

   Competition among providers of embedded software design, debugging, testing and services focuses on a variety of factors, including the availability of tools that are compatible with the customer's chosen embedded microprocessor, engineering workstation and other software development equipment; performance characteristics and features such as high-speed processing, real-time visibility and control, high-level programming language and ease-of-use; product reliability; price/performance characteristics; customer service and world-wide support; and product availability and delivery time. The Company believes that the relative importance of each of these factors to a prospective customer varies for each development project, depending upon the complexity of the embedded system design, the microprocessor to be used, the project development schedule, and the engineering team's budget and experience level.

   The Company anticipates that the embedded systems development market is likely to experience continued consolidation as companies strive to broaden their product offerings. The Company believes that competition may increase as a result of continued consolidation. The Company believes that much of its competition is now, and will increasingly be, from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and greater name recognition, than Applied.

Manufacturing

   The Company maintains manufacturing operations primarily to support its hardware-enhanced development solutions and game development tools. The manufacturing operations consist of the procurement and inspection of parts and components, assembly, software duplication, and testing of components and finished products. Applied's products incorporate the Company's proprietary software, as well as software licensed from others. The Company conducts virtually all steps of the assembly process, including board assembly, at its facility in Redmond, Washington. The Company has a computerized manufacturing inventory control system that integrates and monitors purchasing, inventory control and production.

   The Company inspects and tests its manufactured products during the manufacturing process and tests finished products using tests designed and developed internally based on the custom requirements and functionality of the product. In addition, the Company's products undergo quality inspection and testing, including "burn-in" procedures during the manufacturing process to ensure the quality and reliability of the Company's products. Applied also requires that all employees involved in the assembly process have appropriate training. The Company has maintained its ISO 9002 certification since December 1995. The Company provides standard warranty that its hardware, software and mechanical parts will be free from defects in materials and workmanship for periods generally ranging from three to twelve months, depending on the product and location.

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

   As part of its agreement with Microsoft relating to Xbox development tools, Applied must maintain certain levels of available inventory, manufacturing capacity, and quality control requirements. In addition, the Company is responsible for reimbursing Microsoft for certain costs in the event of an "epidemic failure" of its products that are incorporated into Microsoft's Xbox Development Kit.

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

Research and Development

   Applied believes that continued investment in research and development is critical to the Company's future success. Applied continues to make substantial investments in the development of new technologies and products. Because of the competitive importance of offering development solutions that are compatible with particular microprocessors and other equipment to be used in developing embedded systems, solutions providers such as Applied are under continuing pressure to support major new families of embedded microprocessors, as well as advances in other development software and hardware. Applied believes that its future growth and financial performance will depend heavily on its ability to enhance its existing products, develop and introduce new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances, emerging industry standards and practices, and competitive developments. Applied's engineering and development group includes 51 full-time employees as of December 31, 2001. During 2001, research and development expenses were $10.2 million, compared to $13.1 million in 2000 and $11.4 million in 1999.

Proprietary Rights

   The Company's success will depend in part on its ability to protect its technology and to preserve its trade secrets. Although the Company relies primarily upon continuing technological innovations, trade secrets and know-how to develop and maintain its competitive position, it also relies on a combination of patent, copyright and trademark laws, confidentiality procedures, and contractual provisions to protect its proprietary rights. The Company has limited patent protection, and there can be no assurance that any patents will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged or circumvented by competitors. The Company's policies and other measures designed to protect trade secrets and proprietary rights may not be adequate to prevent or deter misappropriation of its technology; in addition, competitors may be able to independently develop technologies having similar functions or performance characteristics. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, and the Company has not filed for patent protection in certain international locations. The Company may not have an adequate legal remedy to prevent or seek redress for future unauthorized misappropriations of the Company's technology.

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

   The Company believes that it currently owns or has adequate rights to utilize all material technologies relating to its existing products; however, as it continues to develop new products and features, the Company anticipates that it may find it desirable or necessary to obtain nonexclusive or exclusive licenses from third parties entitling it to use certain technologies or software solutions. Such licenses may not be available to the Company on acceptable terms, if at all. The Company currently has licenses to several software programs that are used in its products. Termination of any such agreement, or failure to renew any such agreement upon its expiration with respect to products the Company intended to continue to market, would require product redesign and could significantly increase the cost to the Company of manufacturing such products and have a material adverse effect on the Company's business, financial condition and results of operations. The Company's loss of or inability to obtain necessary or desirable licenses from third parties could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

   As of December 31, 2001, the Company had 130 employees, of whom 106 were based in the United States and 24 were based internationally. Of the total, 63 were engaged in sales, general and administrative, 51 were in research and development and 16 were in manufacturing. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Risk Factors That May Affect Future Results

   The Company's actual results may differ materially from those anticipated due to a variety of factors, including those set forth in the following risk factors and elsewhere in this document. The Company will not update any forward-looking statements due to new information, future events or otherwise.

   Recent operating losses. The Company's revenues have declined the past three years, and Applied incurred corresponding operating losses in each of these years. Applied believes that its success will depend in large part on its ability to improve its financial performance and long-term strategic direction, including the introduction of new products and services. Revenues from certain traditional products and markets have eroded in recent years, and the Company expects that it will need to conceive new sources of revenues in the future. The decline in revenues from traditional sources, while attributable in part to an overall decline in worldwide technology spending, may represent a permanent decline in demand for the type of products offered by the Company. As the Company enters new lines of business, it also expects to encounter new competitors and different business challenges.

   Factors that may affect the Company's ability to improve its financial performance include, but are not limited to:

  . introduction or enhancement of the Company's products or its competitors' products;

  .   an increase in the Company's operating costs;

  .   the impact of the Company's restructuring plan implemented in 2001;

  .   the mix of the Company's products and services sold;

  .   the mix of the Company's domestic and international sales;

  .   unfavorable economic conditions in the technology industry;

  .   decreased spending on technology due to adverse economic conditions;

  .   changes in accounting pronouncements applicable to the Company; and

  .   global economic conditions.

   If the Company is unable to derive revenue from new products or services, its revenues, operating results, earnings, or future projections may be adversely affected. In addition, if the Company's operating results are below the levels expected by investors or securities analysts, the price of the Company's common stock is likely to decline.

   Rapidly changing technology. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's declining sales of certain of its hardware-enhanced debugging products are indicative of this type of change in market requirements. The Company's future business, financial condition and results of operations will depend upon its ability to anticipate market demand for specific development solutions, develop new products and features that address the increasingly sophisticated needs of its customers, and respond to technological advances and emerging industry standards and practices. If the Company fails to anticipate or respond adequately to technology developments, industry standards or practices, and customer requirements, or if the Company experiences any significant delays in product development, introduction, or integration, the Company's products may become obsolete or unmarketable, its ability to compete may be impaired, and the Company's revenue may decline.

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

   Industry focus. The Company's sales are currently derived primarily from the telecommunications and games markets, and negative events affecting these markets could have an adverse effect on the Company's revenues.

   Contracts with Game Console Developers. The Company's sales of game development tools accounted for 32% of total 2001 revenues, and such sales were to two customers--Microsoft and Nintendo. Though the initial 2001 launch of Microsoft's Xbox and Nintendo's Gamecube were well received by consumers, low future retail acceptance of these game consoles could have a correspondingly significant negative impact on Applied's revenues in the future. Also, the Company must maintain manufacturing capacity and inventory levels, and otherwise meet the needs of these customers; failure to do so could have a significant negative effect on Applied through loss of sales and potential non-compliance with contractual obligations. Sales of game development tools in the first half of 2001 immediately preceded the launch of two new game consoles; future sales may be lower in years that do not include or immediately precede new console game introductions.

   Competition. The Company has historically participated in the embedded systems development tools market. This market is rapidly evolving and intensely competitive. Competition in this market is likely to intensify in the future. Applied has also entered into new markets, such as providing development solutions to the gaming industry through its agreements with Nintendo and Microsoft. Competitors may develop and offer products and services similar to Applied's current or planned product offerings. Applied's business would be harmed if the Company is not able to compete successfully against current or future competitors.

   Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could harm Applied's business. Many of the Company's competitors or potential competitors are much larger than Applied and may be able to devote significantly greater resources to marketing campaigns, adopt more aggressive pricing policies, and may expend substantially more resources on product development. If Applied is unable to compete effectively with new and existing competitors, the Company's revenues and operating results may suffer.

   Manufacturing and product ship schedules. Certain components used in the Company's products are manufactured by a single source or distributed through a limited number of outlets. The Company may be unable to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms. In addition, delays in new-product introductions could delay the Company's expected revenue and cause its customer base to become dissatisfied and erode. Certain agreements with customers require that the Company maintain specified levels of inventory and manufacturing capacity, and the Company could incur penalties--including cancellation of the contract--if it is unable to maintain such inventory levels.

   Dependence on key personnel. The Company believes that its future success will depend significantly on its ability to retain and attract key personnel and skilled employees. There continues to be significant competition for qualified management, engineering and sales and marketing personnel, and the Company's failure to recruit, retain, and motivate such skilled employees could affect the Company's ability to develop new products, generate sales, and increase revenues. The Company's employees are not subject to employee contracts and are free to leave at any time. Competition for these personnel may become more intense in the future. The departure of any of the Company's management members or other key personnel could harm Applied's business.

   Managing potential growth and restructuring plan. The Company seeks to grow its business by strengthening its sales and marketing programs, focusing its product and service offerings, and potentially providing solutions to new markets. Such growth, if achieved, would place additional burden on management and increase the requirement to recruit and retain personnel with the right skill sets, as well as require additional infrastructure expenditures. This growth also would place a significant strain on the Company's financial, operational, management, marketing, and sales systems and resources, especially after the Company's implementation of its restructuring plan in 2001 that included a significant reduction in personnel. If the Company is unable to effectively manage such growth, Applied's business, competitive position, results of operations, and financial condition could suffer.

   In August 2001, the Company announced and subsequently completed a restructuring plan, including a reduction to the Company's workforce, which affected all parts of the Company's organization. If the Company is unable to effectively manage the restructuring plan and workforce reduction, its business operations could be subject to disruption and its business and results of operations could suffer.

   Intellectual property rights and litigation. The Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company also enters into nondisclosure agreements with its employees, consultants and corporate partners, and controls access to proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that the Company regards as proprietary to create products that compete against Applied's. Litigation may be necessary in order to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is not aware of any significant third-party intellectual property rights that would prevent the use and sale of Applied products, the Company may unknowingly infringe the proprietary rights of others. Any infringement could result in significant liability to the Company, and its business could suffer.

   Product liability. The Company's products and services may result in exposure to product liability claims in the event that the Company's development solutions are deemed to pose a risk of injury or harm. The Company maintains product liability insurance; however, such insurance may be inadequate for all potential claims.

   International operations. A significant portion of the Company's business occurs outside of North America. Economic difficulties or significant fluctuations in foreign currency exchange rates in any of these regions, particularly in Japan and Europe, could have a material adverse effect on the Company's business. As a result of the Company's international operations, the Company earns revenues and incurs certain expenses in foreign currencies. The Company's operating results are therefore subject to foreign exchange rate fluctuations, which are difficult to predict.

   Potential fluctuations in quarterly operating results and volatility of stock price. The Company's future operating results and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, some of which are outside of the Company's control. Factors that may cause quarterly fluctuations in the Company's operating results include, but are not limited to:

  . the discretionary nature of the Company's customers' purchase and budget cycles;

  .   difficulty predicting the size and timing of customer orders;

  .   long sales cycles;

  .   seasonal variations in operating results;

  . changes in the Company's pricing policies or the pricing policies of its competitors;

  .   the level of sales incentives for the Company's direct sales force;

  . the mix of sales channels through which the Company's products and services are sold; and

  .   fluctuations in foreign currency exchange rates.

   In addition, the timing of the Company's product revenues is difficult to predict because sales cycles vary substantially from product to product and customer to customer. Any shortfall in revenue or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

   Possible Delisting of Securities from Nasdaq National Market. The Company's common stock is currently quoted on the Nasdaq National Market (the "National Market"). However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share and a $5,000,000 market value of the total outstanding shares, excluding those held by officers, directors or beneficial owners of ten percent or more of the outstanding shares. In order to maintain compliance with the National Market listing requirements, we may be required to take various measures including, but not limited to, raising additional capital and effecting a reverse split of the Company's common stock. Certain of such measures, including any reverse stock split, would require shareholder approval. Failure to meet any of the National Market maintenance criteria in the future may result in the delisting of the Company's common stock from the National Market. The delisting of the Company's common stock would have an adverse impact on the market price and liquidity of the Company's securities and may adversely affect the Company's ability to obtain additional financing. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock.

ITEM 2.  PROPERTIES

   The Company's principal administrative, sales, marketing, research and development and manufacturing facility is located in an approximately 53,000 square-foot building in Redmond, Washington that is leased through May 31, 2007. The leased space includes approximately 15,000 square feet abandoned by the Company as part of a cost-reduction and business-restructuring plan implemented by the Company in 2001. The Company also leases seven other domestic research, sales and/or support offices in the United States, and sales offices in Japan, France and the United Kingdom. The Company believes that its facilities are adequate to satisfy its current requirements, including its requirements for production capacity through 2002, and that additional space will be available if needed.

ITEM 3.  LEGAL PROCEEDINGS

   From time to time, Applied is involved in legal proceedings, none of which is currently considered material to the Company's business. However, any adverse outcome to future lawsuits against the Company may result in a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Applied Microsystems' common stock trades on The Nasdaq National Market (the "National Market") under the symbol "APMC." The Company estimates that at March 15, 2002, there were approximately 3,000 holders of the Company's common stock, as estimated by the number of record holders including holders represented by brokers and other institutions.

   The closing price of the Company's common stock as quoted by the National Market on March 15, 2002 was $1.35 per share. The price per share in the following table sets forth the range of low and high closing prices of the Company's common stock as quoted on the National Market for the quarter indicated:

                                                                 Low   High
                                                                ----- ------
    2000
       First quarter........................................... $8.56 $21.25
       Second quarter..........................................  5.50  15.75
       Third quarter...........................................  6.19  13.00
       Fourth quarter..........................................  2.13   9.25
    2001
       First quarter........................................... $2.13 $ 5.47
       Second quarter..........................................  2.06   5.35
       Third quarter...........................................  1.13   5.16
       Fourth quarter..........................................  1.00   1.66

   The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        Year Ended December 31,
                                                              -------------------------------------------
                                                               2001     2000     1999     1998     1997
                                                              -------  -------  -------  -------  -------
                                                               (in thousands, except per-share amounts)
Statement of Operations Data:
Net Sales.................................................... $28,870  $32,315  $33,241  $37,020  $39,124
Cost of sales................................................   8,059    9,674    8,664    9,587   10,532
                                                              -------  -------  -------  -------  -------
Gross profit.................................................  20,811   22,641   24,577   27,433   28,592

Operating expenses:
   Sales, general and administrative.........................  13,600   17,094   18,929   18,104   18,542
   Research and development..................................  10,204   13,101   11,435   10,438    8,468
   Business restructuring....................................   2,289       --       --       --       --
                                                              -------  -------  -------  -------  -------
Total operating expenses.....................................  26,093   30,195   30,364   28,542   27,010
                                                              -------  -------  -------  -------  -------
Income (loss) from operations................................  (5,282)  (7,554)  (5,787)  (1,109)   1,582
Interest income and other, net...............................     261      659      706      783      669
                                                              -------  -------  -------  -------  -------
Income (loss) before income taxes and cumulative effect of
  change in accounting principle.............................  (5,021)  (6,895)  (5,081)    (326)   2,251
Income taxes.................................................      --       --       --       19      349
                                                              -------  -------  -------  -------  -------
Income (loss) before cumulative effect of change in
  accounting principle.......................................  (5,021)  (6,895)  (5,081)    (345)   1,902
Cumulative effect of change in accounting principle..........      --   (1,110)      --       --       --
                                                              -------  -------  -------  -------  -------
Net income (loss)............................................ $(5,021) $(8,005) $(5,081) $  (345) $ 1,902
                                                              =======  =======  =======  =======  =======

Per-share amounts:
Basic earnings (loss) per share before cumulative effect of
  change in accounting principle............................. $ (0.71) $ (1.00) $ (0.76) $ (0.05) $  0.28
Cumulative effect of change in accounting principle..........      --    (0.16)      --       --       --
                                                              -------  -------  -------  -------  -------
Basic net earnings (loss) per share.......................... $ (0.71) $ (1.16) $ (0.76) $ (0.05) $  0.28
                                                              =======  =======  =======  =======  =======
Shares used in basic per-share calculation...................   7,076    6,915    6,727    6,811    6,769

Diluted earnings (loss) per share before cumulative effect of change in accounting principle............................. $ (0.71) $ (1.00) $ (0.76) $ (0.05) $  0.26
Cumulative effect of change in accounting principle..........      --    (0.16)      --       --       --
                                                              -------  -------  -------  -------  -------
Diluted net earnings (loss) per share........................ $ (0.71) $ (1.16) $ (0.76) $ (0.05) $  0.26
                                                              =======  =======  =======  =======  =======
Shares used in diluted per-share calculation.................   7,076    6,915    6,727    6,811    7,297

Pro forma amounts, assuming the change in accounting
  principle was applied retroactively:
Net income (loss)............................................     N/A  $(6,895) $(4,514) $  (245) $ 2,495
Basic income (loss) per share................................     N/A  $ (1.00) $ (0.67) $ (0.04) $  0.37
Diluted income (loss) per share..............................     N/A  $ (1.00) $ (0.67) $ (0.04) $  0.34

   See Note 1 of Notes to Consolidated Financial Statements for information on the change in accounting principle.

                                                           December 31,
                                              ---------------------------------------
                                               2001    2000    1999    1998    1997
                                              ------- ------- ------- ------- -------
                                                          (in thousands)
Balance Sheet Data:
Working capital.............................. $ 5,762 $ 8,253 $16,311 $20,116 $20,547
Total assets.................................  15,024  21,453  28,042  33,290  32,582
Long-term liabilities, net of current portion     894      --      --      --      --
Shareholders' equity.........................   6,542  10,823  19,187  23,931  24,291

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Applied Microsystems Corporation creates solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We develop, market and support a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Since our incorporation in 1979, we have developed significant expertise in high-end microprocessors, real-time systems, and software analysis technology--three key competencies that position the Company to meet the needs of software developers. Using our tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

Critical Accounting Policies and Estimates

   Applied's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventories, and restructuring costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

   Revenue recognition. As further described under "Cumulative effect of change in accounting principle," in the fourth quarter of 2000 we adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," effective retroactive to January 1, 2000.

   The Company earns revenue on the sale of hardware and software products. We also earn revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services. Revenue from the sale or licensing of products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. If the fee due from a customer is not fixed or determinable, revenue is recognized as payments become due from a customer. If customers have inspection or acceptance rights beyond standard warranty provisions, revenue is recognized when formal notification of inspection or acceptance has been received from the customer. When products are sold with significant installation services, all revenue is deferred until installation is completed. Revenue from training and contract engineering services is generally recognized as the services are performed. Revenue from longer-term agreements to perform development services is recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria are met).

   Inventories. Applied writes down its inventories for estimated obsolescence or unmarketable inventories equal to the difference between cost and the estimated market value based on assumptions about future demand and market conditions. Changes in those underlying assumptions could result in additional write-downs of inventories.

   Restructuring costs. In the third quarter of 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company's functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company's long-term goals; abandonment of excess space at the Company's headquarters; as well as other cost reduction and control measures. As a result of the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001. Management used estimates to establish accruals in connection with the restructuring plan, particularly with regard to the Company's contractual lease obligations for abandoned facilities. Actual costs may differ from these estimates, depending significantly on the Company's success in subleasing excess space under reasonable terms.

Results of Operations

                                       Change From         Change From
                                2001   Prior Year   2000   Prior Year   1999
                               ------- ----------- ------- ----------- -------
                                           (dollars in thousands)
 Net sales.................... $28,870   $(3,445)  $32,315    $(926)   $33,241
                                             (11)%               (3)%

   The Company's revenues can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

                                                    2001    2000    1999
                                                   ------- ------- -------
                                                       (in thousands)
      Hardware-enhanced debugging tools........... $11,507 $21,912 $23,704
      Software analysis tools.....................   8,209   6,147   8,847
      Game development systems....................   9,154   4,256     690
                                                   ------- ------- -------
         Total net sales.......................... $28,870 $32,315 $33,241
                                                   ======= ======= =======

   The overall decrease in net sales in 2001 was attributable primarily to decreased sales of hardware-enhanced debug, test, and performance solutions. The decrease in these "run control" products was due primarily to decreased demand from telecommunications customers, overall lower average selling prices, slower-than-anticipated unit volumes through distribution channels, and a general decline in technology spending in the various geographies in which the Company does business. Beginning the fourth quarter of 2001, the Company began entering into new agreements with third-party sales representatives to strengthen its sales efforts through distribution channels. The decrease in run control product revenues was also attributable to the Company's focus on developing products and channels for software analysis tools as customers have moved from hardware development to software development; therefore, the Company has invested less in developing and supporting run control products than in prior periods. The decrease in hardware-enhanced debugging tools in 2000, as compared to 1999, was primarily attributable to lower average selling prices, as well as a decrease in unit sales of legacy high-end debug products and decreases in unit sales of certain older lower-priced debug products.

   Despite overall weakness in the economic climate in which many of our customers operate, software analysis revenues improved 34% in 2001, as compared to 2000 results. This increase was due primarily to the Company's continuing efforts to provide software development solutions that provide solid value to its customers--including a focus on safety and business-critical customer projects, the timing of customer orders from a third-party developer of integrated development environments, and increased professional services contracts in 2001. The decline in software analysis tools revenues in 2000, compared to 1999, was due primarily to the timing of customer orders from a third-party developer of integrated development environments.

   Game development systems represent a newer revenue source to the Company that was a direct result of our development initiatives that began in early 1999 to extend our technology to meet the needs of game developers.

These initiatives led to agreements with Nintendo and Microsoft to develop and manufacture game development tools for Nintendo's GameCube and Microsoft's Xbox video gaming systems. Game development systems revenues increased in 2001 due primarily to shipments to Microsoft in the first half of 2001. Game development revenues dipped to near zero in the third quarter of 2001 as Microsoft and Nintendo were focused on supporting the November 2001 launch of their new game consoles and placed less emphasis during the third quarter of 2001 on shipping tools to new developers. Game development revenues then increased to $0.9 million in the fourth quarter of 2001 on shipments to both Microsoft and Nintendo. Game development revenues increased in 2000, compared to 1999, as we completed development efforts under agreements with Nintendo and Microsoft, and began shipping development systems to Nintendo. Future game development revenues are expected to vary from period to period, and the success of Applied's game development solutions may depend significantly on the timing of product launches for new video game consoles as well as the retail success of the video gaming systems that the Company currently supports.

   The Company's net sales include product support revenues, which are included within the aforementioned major categories of Applied's products. These support revenues totaled approximately $3.2 million in 2001, compared to $4.2 million in 2000 and $4.7 million in 1999. These declines were due primary to lower hardware-enhanced debugging sales, for which support contracts are often sold.

   Sales outside of North America represented 28% of net sales in 2001, compared to 41% in 2000 and 38% in 1999. In U.S. dollars, international sales outside of North America decreased 39% in 2001, as compared to 2000. The decrease in 2001 was due to lower revenues in Japan and Europe primarily as the result of overall economic conditions in these geographies, as well as the Company's previous focus on telecommunications customers. The telecommunications industry experienced a significant worldwide downturn in 2001; however, Applied's revenues in North America were supported somewhat by sales of game development tools. The increase in 2000, as compared to 1999, was affected by the Company's adoption of SAB 101, which had the effect of increasing 2000 revenues in Japan. Sales outside of North America increased 5% in 2000, as compared to 1999.

   Applied's sales through its foreign subsidiaries are generally denominated in local currencies; as a result, fluctuations in currency exchange rates can have a significant effect on the Company's reported net sales. Had the average exchange rates in 2001 remained constant from 2000, the dollar amount of overall Company net sales would have decreased 9% instead of the reported 11%, due primarily to the U.S. dollar strengthening relative to the Japanese yen during much of 2001. Had the average exchange rates in 2000 remained constant from 1999, the effect would have had no significant impact on the reported percentage change in total revenues. The Company is unable to predict currency exchange rate fluctuations and anticipates that such fluctuations will continue to affect its net sales to varying degrees in the future. While international sales have fluctuated over the past three years in total and as a percentage of revenues, the Company expects international sales to continue to account for a significant percentage of its net sales.

                             Percentage           Percentage           Percentage
                     2001   of Net Sales  2000   of Net Sales  1999   of Net Sales
                    ------- ------------ ------- ------------ ------- ------------
                                        (dollars in thousands)
Cost of sales...... $ 8,059      28%     $ 9,674      30%     $ 8,664      26%
Gross Profit....... $20,811      72%     $22,641      70%     $24,577      74%

   Cost of sales includes materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. The Company performs periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves are included within cost of sales. The dollar amounts of cost of sales and gross profit fluctuate based on a number of factors, including the volume of corresponding net sales and vendor pricing pressures.

   Applied's 2001 increase in gross profit percentage, as compared to 2000, was attributable primarily to changes in product mix--for example, software analysis revenues increased in total and as a percentage of revenues from the prior year, and such revenues generate a higher gross profit percentage than the Company's hardware-based tools. Though game development systems generally yield a lower gross profit percentage, the increased throughput in the manufacturing operations during the first half of 2001 attributable to game development tools allowed for higher margins for hardware-enhanced debugging tools as well. The Company's gross profit percentage declined in 2000, as compared to 1999, due primarily to changes in product mix, including overall lower margins in Applied's initial shipments of game development tools.

   The Company expects its gross profit percentage to fluctuate based upon its product and service mix, geographic mix, foreign currency fluctuations, and variances in volume and related absorption of overhead costs. Sales of game development kits are expected to be at lower margins than the Company has historically maintained, thus adding to the potential for future fluctuations in gross profit percentages.

                                                Change From         Change From
                                         2001   Prior Year   2000   Prior Year   1999
                                        ------- ----------- ------- ----------- -------
                                                    (dollars in thousands)
Sales, general and administrative
  expenses............................. $13,600   $(3,494)  $17,094   $(1,835)  $18,929
                                                      (20)%               (10)%

   The decrease in sales, general and administrative expenses in 2001, as compared to 2000, was due primarily to the Company's adoption of its cost-reduction plan in August 2001, as well as otherwise overall lower personnel-related expenditures on lower headcount levels. Sales of game development tools, which have lower sales-related expenses than Applied's other hardware and software products, also contributed to lower expense levels in 2001, and the Company had lower overall commission expenses in 2001 due to the decline in total revenues. Since the Company's cost reduction plan was implemented in the second half of 2001, expenses for that year reflect only a partial benefit of the cost reductions. Sales, general and administrative expenses were $2.7 million in the fourth quarter of 2001--representing an annualized rate of $10.8 million--thus further demonstrating the decline in expenses at the end of 2001.

   The decrease in sales, general and administrative expenses in 2000, as compared to 1999, was achieved primarily through lower marketing-related expenditures. In the first several months of 1999, Applied incurred marketing expenses relative to building awareness of Applied's embedded software solutions. Marketing expenditures in the latter part of 1999 and throughout 2000 were at lower levels, and included focused expenses for repositioning the Company into new market areas. The lower sales, general and administrative expenses in 2000 were also the result of lower personnel-related expenses.

   When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, the Company may choose to hedge a portion of its foreign exchange risk. No such hedging activities were in effect at any time during 2001, 2000, or 1999. Although the Company may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that it will do so or that any such activities will successfully protect the Company against such risks.

                                                Change From         Change From
                                         2001   Prior Year   2000   Prior Year   1999
                                        ------- ----------- ------- ----------- -------
                                                    (dollars in thousands)
Research and development expenses...... $10,204   $(2,897)  $13,101   $1,666    $11,435
                                                      (22)%               15%

   The decrease in research and development expenses in 2001, as compared to 2000, was primarily due to the Company's adoption of its cost-reduction plan in August 2001, as well as lower prototype expenditures in 2001 since much of the effort to develop game development solutions was completed in 2000. In circumstances in which Applied's engineers provide services to customers under development arrangements, the cost of engineers normally classified as research and development are reclassified to cost of goods sold. The overall reduction in

2001 research and development expenses was partially offset by lower 2001 cost allocations to cost of goods sold in comparison to the allocations in 2000 due primarily to game development work completed in 2000.

   The increase in research and development expenses in 2000, as compared to 1999, was primarily attributable to increased engineering resources and correspondingly higher consulting and compensation-related expenses. These increased expenses were a direct result of the Company's investment in strategic new initiatives and enhancements to Applied's line of software analysis tools.

   The Company believes that its continued investment in focused research and development activities is critical to Applied's future success. Despite an overall reduction in resources available for research and development (as a result of the Company's cost-control efforts), the Company intends to continue to invest in product development. Research and development expenses may fluctuate to the extent that Applied's engineering resources are utilized to fulfill the needs of customers under contractual development arrangements. In such cases, engineering costs are charged to costs of goods sold.

                                               Change From      Change From
                                         2001  Prior Year  2000 Prior Year  1999
                                        ------ ----------- ---- ----------- ----
                                                     (in thousands)
Business restructuring................. $2,289   $(2,289)   --      --       --

   In August 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company's functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company's long-term goals; abandonment of excess space at the Company's headquarters; as well as other cost reduction and control measures. As a result of the restructuring plan, Applied recorded a restructuring charge of $2.3 million in 2001.

                                              Change From      Change From
                                         2001 Prior Year  2000 Prior Year  1999
                                         ---- ----------- ---- ----------- ----
                                                 (dollars in thousands)
 Interest income and other, net......... $261    $(398)   $659    $(47)    $706
                                                   (60)%            (7)%

   The Company's interest income and other, net, decreased in 2001 in comparison to 2000, and decreased in 2000 in comparison to 1999, due primarily to a decrease in cash available for short-term investments.

                                             Change From          Change From
                                        2001 Prior Year   2000    Prior Year  1999
                                        ---- ----------- -------  ----------- ----
                                                  (dollars in thousands)
Cumulative effect of change in
  accounting principle.................  --    $1,110    $(1,110)   $(1,110)   --
                                                  100%

   Applied implemented SAB 101 in the fourth quarter of 2000, effective retroactive to January 1, 2000. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. As a result of the Company's assessment of these new guidelines, Applied changed its revenue recognition practices for sales in Japan to reflect revenues upon the earlier of customer inspection and acceptance or, in the absence of notification of inspection and acceptance, upon receipt of payment. Applied adopted SAB 101 under the cumulative catch-up method of accounting, which is the manner prescribed under applicable accounting and reporting rules. Under these rules, the cumulative effect of a change in accounting principle is recognized as an additional item on the Company's statement of operations in the first quarter of the year in which the change is made. Applied's adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing the Company's first quarter 2000 net loss. Revenues and expenses in each of the 2000 quarters were likewise adjusted as if the new accounting principle had been adopted since January 1, 2000. See Note 1 of Notes to Consolidated Financial Statements.

Income Taxes

   As of December 31, 2001 the Company had net operating loss carryforwards of approximately $18.1 million and research and development credit carryforwards of approximately $3.2 million for federal income tax purposes, both of which expire in various amounts through 2021. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

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

Quarterly Results of Operations

   The Company's results of operations have historically fluctuated significantly from quarter to quarter, and the Company expects that such fluctuations may continue as a result of a variety of factors. These factors include the following: product and price competition, fluctuating levels of internal research and development expenses, the volume and timing of customer development projects and orders, seasonality of customer orders, introductions of new embedded microprocessors, introduction timelines of new video gaming systems, announcements or introductions of new products or technologies by the Company or its competitors, fluctuations in foreign currency exchange rates, fluctuating levels of required investments in marketing and distribution, price increases by the Company's suppliers, potential parts shortages, general conditions in the Company's target markets, and national and global economic conditions. Therefore, the Company's quarterly results of operations are not necessarily indicative of results for any future period. Moreover, a significant portion of the Company's quarterly net sales have historically been generated from shipments during the last few weeks of the quarter--as a result of customers placing orders late in the quarter--thereby adding to the potential for future fluctuations in operating performance.

Liquidity and Capital Resources

   As of December 31, 2001, the Company had $7.4 million in cash, cash equivalents, and short-term investments compared to $10.5 million as of December 31, 2000 (both amounts include $400,000 subject to withdrawal restrictions as further described in Note 4 of Notes to Consolidated Financial Statements). As a result of actions taken to reduce operating expenses during 2001, the Company's expenditure levels were substantially reduced. The Company's cost-reduction efforts led to a reduced quarterly operating loss in the fourth quarter of 2001, and such efforts are expected to aid the Company's ability to conserve its capital resources in the future.

   The Company requires capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses. Applied used cash of $3.6 million for operating activities in 2001, compared to using $5.4 million for operating activities in 2000. The Company used cash to purchase $180,000 in property and equipment in 2001, excluding an equipment purchase of $250,000 financed under a long-term capital lease, compared to purchasing $753,000 in the 2000. As of December 31, 2001, the Company had no significant commitments with regard to new capital purchases, but expects to spend approximately $300,000 in 2002 for new capital items. The Company has facility and equipment operating lease commitments totaling $1.7 million in 2002, $1.5 million in 2003, $1.5 million in 2004, $1.5 million in 2005, $1.4 million in 2006, and $0.6 million thereafter. The Company also has commitments under a capital lease obligation of up to $62,000 per year through 2006.

   Applied received funds totaling $497,000 in 2001 from the sale of its common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $568,000 in 2000. Receipt of such funds depends on many factors, including factors outside the Company's control; therefore, these funding sources may not provide meaningful cash to Applied in the future.

   The Company believes that its existing working capital will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company's future capital requirements will depend on a number of factors, including the duration of weakness in certain customer sectors and in international sales, costs associated with sales and marketing programs, product development efforts, and the use of funds for strategic purposes. To the extent additional funds are required, the Company may sell additional equity, debt, or convertible securities, or obtain credit facilities; however, there can be no assurance that the Company will be able to obtain such funds or on terms that are acceptable.

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

   The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company's short-term investments. Applied maintains a short-term investment portfolio consisting of interest-bearing securities with an average maturity of less than one year. These securities are classified as "available-for-sale" securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair value of the portfolio would decline by an immaterial amount. The Company does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       APPLIED MICROSYSTEMS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Audited Annual Financial Statements:

                                                                                                Page
                                                                                                ----

Report of Ernst & Young LLP, Independent Auditors..............................................  23

Consolidated Balance Sheets as of December 31, 2001 and 2000...................................  24

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.....  25

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and
  1999.........................................................................................  26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.....  27

Notes to Consolidated Financial Statements.....................................................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
Applied Microsystems Corporation

   We have audited the accompanying consolidated balance sheets of Applied Microsystems Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                          /s/ Ernst & Young LLP
Seattle, Washington
February 1, 2002

                       APPLIED MICROSYSTEMS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                     ------------------
                                                                                       2001      2000
                                                                                     --------  --------
                                                                                       (in thousands)
                                       ASSETS

Current assets:
   Cash and cash equivalents........................................................ $  2,971  $  7,556
   Securities available-for-sale....................................................    3,997     2,526
   Restricted investment............................................................      400       400
   Accounts receivable, net.........................................................    3,594     5,729
   Inventories......................................................................    1,959     2,358
   Prepaid and other current assets.................................................      429       314
                                                                                     --------  --------
Total current assets................................................................   13,350    18,883

Property and equipment, net.........................................................    1,358     2,109
Other assets........................................................................      316       461
                                                                                     --------  --------
Total assets........................................................................ $ 15,024  $ 21,453
                                                                                     ========  ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................. $  1,704  $  2,954
   Accrued payroll..................................................................    1,178     1,993
   Other accrued expenses...........................................................    1,453     1,029
   Deferred revenue.................................................................    3,253     4,654
                                                                                     --------  --------
Total current liabilities...........................................................    7,588    10,630

   Capital lease obligation, less current portion...................................      175        --
   Accrued cost of business restructuring...........................................      719        --
                                                                                     --------  --------
Total long-term liabilities.........................................................      894        --

Commitments and contingencies.......................................................

Shareholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
  none issued and outstanding.......................................................       --        --
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,149,000 and 6,959,000
  shares issued and outstanding at December 31, 2001 and 2000, respectively.........   26,857    26,360
Accumulated other comprehensive loss................................................     (636)     (879)
Accumulated deficit.................................................................  (19,679)  (14,658)
                                                                                     --------  --------
Total shareholders' equity..........................................................    6,542    10,823
                                                                                     --------  --------
Total liabilities and shareholders' equity.......................................... $ 15,024  $ 21,453
                                                                                     ========  ========

                            See accompanying notes.

                       APPLIED MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                                  -------------------------
                                                                                   2001     2000     1999
                                                                                  -------  -------  -------
                                                                                    (in thousands, except
                                                                                      per-share amounts)
Net sales........................................................................ $28,870  $32,315  $33,241
Cost of sales....................................................................   8,059    9,674    8,664
                                                                                  -------  -------  -------
Gross profit.....................................................................  20,811   22,641   24,577

Operating expenses:
   Sales, general and administrative.............................................  13,600   17,094   18,929
   Research and development......................................................  10,204   13,101   11,435
   Business restructuring........................................................   2,289       --       --
                                                                                  -------  -------  -------
Total operating expenses.........................................................  26,093   30,195   30,364
                                                                                  -------  -------  -------
Loss from operations.............................................................  (5,282)  (7,554)  (5,787)
Interest income and other, net...................................................     261      659      706
                                                                                  -------  -------  -------
Loss before cumulative effect of change in accounting principle..................  (5,021)  (6,895)  (5,081)
Cumulative effect of change in accounting principle..............................      --   (1,110)      --
                                                                                  -------  -------  -------
Net loss......................................................................... $(5,021) $(8,005) $(5,081)
                                                                                  =======  =======  =======

Per-share amounts:
Basic and diluted loss per share before cumulative effect of change in accounting principle...................................................................... $ (0.71) $ (1.00) $ (0.76)
Cumulative effect of change in accounting principle..............................      --    (0.16)      --
                                                                                  -------  -------  -------
Basic and diluted net loss per share............................................. $ (0.71) $ (1.16) $ (0.76)
                                                                                  =======  =======  =======
Shares used in per-share calculation.............................................   7,076    6,915    6,727

Pro forma amounts, assuming the change in accounting principle was applied retroactively:
Net loss.........................................................................     N/A  $(6,895) $(4,514)
Basic and diluted net loss per share.............................................     N/A  $ (1.00) $ (0.67)

                            See accompanying notes.

                       APPLIED MICROSYSTEMS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        Accumulated
                                             Common Stock                  Other         Total
                                            -------------- Accumulated Comprehensive Shareholders'
                                            Shares Amount    Deficit   Income (Loss)    Equity
                                            ------ ------- ----------- ------------- -------------
                                                                (in thousands)
Balance at December 31, 1998............... 6,681  $25,383  $ (1,572)      $ 120        $23,931
   Stock options exercised.................    80      228        --          --            228
   Sale of common stock to employees.......    69      181        --          --            181

   Net loss................................    --       --    (5,081)         --         (5,081)
   Foreign currency translation adjustment.    --       --        --         (72)           (72)
                                                                                        -------
       Comprehensive income................                                              (5,153)
                                            -----  -------  --------       -----        -------
Balance at December 31, 1999............... 6,830   25,792    (6,653)         48         19,187
   Stock options exercised.................   109      426        --          --            426
   Sale of common stock to employees.......    20      142        --          --            142

   Net loss................................    --       --    (8,005)         --         (8,005)
   Foreign currency translation adjustment.    --       --        --        (927)          (927)
                                                                                        -------
       Comprehensive loss..................                                              (8,932)
                                            -----  -------  --------       -----        -------
Balance at December 31, 2000............... 6,959   26,360   (14,658)       (879)        10,823
   Stock options exercised.................   114      210        --          --            210
   Sale of common stock to employees.......    76      287        --          --            287

   Net loss................................    --       --    (5,021)         --         (5,021)
   Foreign currency translation adjustment.    --       --        --         243            243
                                                                                        -------
       Comprehensive loss..................                                              (4,778)
                                            -----  -------  --------       -----        -------
Balance at December 31, 2001............... 7,149  $26,857  $(19,679)      $(636)       $ 6,542
                                            =====  =======  ========       =====        =======


                            See accompanying notes.

                       APPLIED MICROSYSTEMS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                            --------------------------
                                                                             2001     2000      1999
                                                                            -------  -------  --------
                                                                                  (in thousands)
Operating activities
Net loss................................................................... $(5,021) $(8,005) $ (5,081)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...........................................   1,019    1,053     1,671
   Cumulative effect of change in accounting principle.....................      --    1,110        --
   Loss on write-off and/or disposal of assets.............................     176       --        --
   Net change in operating accounts:
       Accounts receivable.................................................   1,912     (204)    2,785
       Inventories.........................................................     604      (23)      533
       Prepaid and other assets............................................     (83)     160        19
       Accounts payable, accrued expenses, and accrued business
         restructuring.....................................................    (799)     796    (1,050)
       Deferred revenue....................................................  (1,419)    (276)      475
                                                                            -------  -------  --------
Net cash used in operating activities......................................  (3,611)  (5,389)     (648)

Investing activities
Purchases of securities available-for-sale.................................  (8,013)  (5,322)  (14,477)
Maturities of securities available-for-sale................................   6,542   13,460    14,914
Additions to property and equipment........................................    (180)    (753)     (730)
                                                                            -------  -------  --------
Net cash provided by (used in) investing activities........................  (1,651)   7,385      (293)

Financing activities
Sale of common stock to employees..........................................     287      142       181
Stock options exercised....................................................     210      426       228
Cash restricted to secure letter of credit.................................      --     (400)       --
Payments on capital lease obligation.......................................     (32)      --        --
                                                                            -------  -------  --------
Net cash provided by financing activities..................................     465      168       409

Effects of foreign currency exchange rate changes on cash..................     212     (290)      173
                                                                            -------  -------  --------
Net increase (decrease) in cash and cash equivalents.......................  (4,585)   1,874      (359)
Cash and cash equivalents at beginning of year.............................   7,556    5,682     6,041
                                                                            -------  -------  --------
Cash and cash equivalents at end of year................................... $ 2,971  $ 7,556  $  5,682
                                                                            =======  =======  ========

Supplemental disclosure of non-cash activities:

   In 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

                            See accompanying notes.

                       APPLIED MICROSYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies

  Business

   Applied Microsystems Corporation ("Applied" or the "Company") expedites the development, test and deployment of business and safety-critical embedded systems. Applied develops, markets and supports a comprehensive suite of software and hardware-enhanced development, test, and verification tools for complex embedded microprocessor-based applications. Applied markets its products and services primarily through its domestic and international direct sales organizations in the United States, Japan, the United Kingdom, and France, and through distributors in key markets throughout the rest of the world. The Company also markets its products through partnerships with third-party developers of integrated development environments and through other third-party distribution channels.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the second half of 2001, the Company closed its office in Germany and recognized a charge of $224,000 related to the elimination of related foreign currency translation amounts, which charge was recorded within sales, general, and administrative expenses.

  Cash Equivalents

   The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Securities Available-for-Sale

   Applied's investment portfolio is classified as available-for-sale, and as such securities are stated at fair value based on quoted market prices. Interest earned on securities available-for-sale is included in interest income. The amortized cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are also included in interest income and other, but were insignificant for all periods presented. The cost of securities sold is calculated using the specific identification method.

  Fair Value of Financial Instruments

   The Company's financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts receivable, accounts payable, and a capital lease obligation. The recorded value of cash and cash equivalents, securities available-for-sale, accounts receivable, and accounts payable approximates their fair value due to their short maturities. The fair value of the capital lease obligation approximates fair value based on terms and rates of similar financings available to the Company.

  Concentrations

   Applied's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, securities available-for-sale, and accounts receivable. The Company's investment policy limits Applied's exposure to concentration of credit risk by limiting the amounts that may be invested in similar investment categories. The Company's accounts receivable are typically unsecured and result primarily from sales to a broad customer base primarily within the telecommunications and video game manufacturer industries, with approximately 18% of consolidated receivables at December 31, 2001 due from Microsoft Corporation.

                       APPLIED MICROSYSTEMS CORPORATION

Accounts receivable include amounts due from domestic and international customers, with approximately 27% of consolidated receivables at December 31, 2001 resulting from sales in Japan. Applied performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary, and maintains allowances for potential credit losses; historically, such losses have been minor. As a consequence, concentrations of credit risk are limited.

   The Company pursues a strategy of using the latest high-performance hardware components in the manufacture of its hardware-based development tools. Certain product components are available only from a single source or a limited number of distributors.

  Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory costs include shipping and handling expenses incurred for the purchase of raw materials.

  Property and Equipment

   Property and equipment are carried at cost. The Company provides for depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease. As of December 31, 2001, the Company had $250,000 of assets recorded under a capitalized lease with related accumulated depreciation of $46,000.

   The estimated useful lives of equipment for financial reporting purposes are as follows:

        Machinery and equipment..........................  3 to 5 years
        Office furniture................................. 5 to 15 years

  Acquired Technology

   Costs to acquire technology are capitalized to the extent the products are technologically feasible. Such amounts are included in other assets on the balance sheet. The Company amortizes these costs over periods ranging from 5 to 7 years to match the anticipated revenue stream for the products incorporating the acquired technology. As of December 31, 2001 and 2000, the Company had recorded acquired technology with a net book value of $128,000 and $225,000, respectively, and a corresponding accumulated amortization balance of $322,000 at December 31, 2001 and $225,000 at December 31, 2000 (after removal of fully amortized amounts). Amortization expense was $97,000 in 2001, compared to amortization expense of $45,000 in 2000 and $444,000 in 1999.

  Research and Development Costs

   Research and development costs are expensed as incurred. Financial accounting standards require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model.

  Long-Lived Assets

   Applied evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                       APPLIED MICROSYSTEMS CORPORATION

Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Applied's recoverability analysis may include a review of the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset, and in the case of purchased technology, the Company periodically reviews the recoverability of asset values by evaluating products with respect to technological advances, competitive products, and the needs of the Company's customers.

  Revenue Recognition and Cumulative Effect of a Change in Accounting Principle

   The Company earns revenue on the sale of hardware and software products. The Company also earns revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

   Revenue from the sale or licensing of products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. If the fee due from a customer is not fixed or determinable, revenue is recognized as payments become due from a customer. If customers have inspection or acceptance rights beyond standard warranty provisions, revenue is recognized when formal notification of inspection or acceptance has been received from the customer. Specifically, due to business customs in Japan and the Company's interpretation of Japanese law, product sales in Japan are recognized when the customer notifies the Company that it has inspected and accepted the product. In the absence of receiving written notification of inspection and acceptance, Applied recognizes revenue in Japan on receipt of payment by the customer as an indication of acceptance. When products are sold with significant installation services, all revenue is deferred until installation is completed. Revenue from training and contract engineering services is generally recognized as the services are performed. Revenue from longer-term agreements to perform development services is recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria are met).

   The Company previously recognized revenue in Japan at the time of shipment. Effective January 1, 2000, the Company changed its method of accounting for product sales in Japan to recognize such revenue at the earlier of when it has been notified by the customer that it has inspected and accepted the product or upon receipt of payment. The Company believes the change in accounting principle is consistent with the guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In accordance with SAB 101, the Company recorded a non-cash charge of $1,110,000 (or $0.16 per share, basic and diluted), to reflect the cumulative effect of the change as of the beginning of 2000. The decrease to net loss before the cumulative effect of the change in accounting principle as a result of the adoption of SAB 101 was $886,000 (or $0.13 per share, basic and diluted) for the year ended December 31, 2000. Deferred revenue at January 1, 2000 included $1,406,000 related to goods that were shipped and previously recognized as revenue but did not meet the new revenue recognition policy. All of these deferred revenues were recognized during the year ended December 31, 2000.

   The cumulative effect of the change in accounting principle includes product revenue and cost of sales that will be recognized when customers have inspected and accepted the products. The pro forma amounts shown on the statements of operations are presented as if the new revenue recognition policy had been applied retroactively for all periods presented.

                       APPLIED MICROSYSTEMS CORPORATION

  Advertising Expenses

   Advertising costs are expensed as incurred. The Company incurred $52,000 in advertising expenses in 2001, compared to $134,000 in 2000 and $900,000 in 1999. The Company also incurred expenses related to attendance at trade shows and other promotional activities.

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

   The Company may enter into foreign currency forward contracts to hedge anticipated foreign currency transactions, primarily intercompany transactions resulting from sales to foreign subsidiaries. No such contracts were outstanding at any time during 2001, 2000, or 1999.

  Basic and Diluted Loss per Share

   Basic loss per share excludes the dilutive effects of stock options, and is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share would be computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Because Applied's stock options are not dilutive (due to net losses) there is no difference between basic net loss per share and diluted net loss per share. As of December 31, 2001, 2000, and 1999, options to purchase 1,491,000, 1,405,000, and 1,381,000 shares of common stock, respectively, were excluded from the calculation of earnings (loss) per share because their effect was antidilutive.

  Stock-Based Compensation

   Applied has elected to follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Because the exercise price of the Company's common stock options equals the market price of the underlying stock on the date of grant, no corresponding compensation expense has been recognized. (See Note 7 for SFAS 123, "Accounting for Stock-Based Compensation," pro forma disclosures.)

  Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company's adoption of SFAS 141 did not affect the Company's financial statements. SFAS 142 will be effective for the Company's fiscal year ending December 31, 2002, and is not expected to affect the Company's financial statements unless the Company enters into transactions that result in recognizing goodwill.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, yet retains many of the provisions of SFAS 121 (which is the foundation for the Company's current accounting policy for assessing impairment of long-lived assets). However, SFAS 144 clarifies the model to be used for long-lived assets to be disposed of, thus providing for

                       APPLIED MICROSYSTEMS CORPORATION
greater consistency among companies, and also clarifies other implementation issues related to the impairment and disposal of long-lived assets. SFAS 144 will be effective for the Company's consolidated financial statements for the fiscal year ending December 31, 2002. The pronouncement is not expected to materially affect the Company's financial statements.

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

2.  Securities Available-for-Sale

   Securities available-for-sale consist of the following:

                                                                      December 31, 2001
                                                            --------------------------------------
                                                                        Gross      Gross
                                                            Amortized Unrealized Unrealized Fair
                                                              Cost      Gains      Losses   Value
                                                            --------- ---------- ---------- ------
                                                                        (in thousands)
U.S. Treasury and other U.S. Government obligations........  $2,987      $12        $--     $2,999
Corporate debt securities..................................     998       --         --        998
                                                             ------      ---        ---     ------
                                                             $3,985      $12        $--     $3,997
                                                             ======      ===        ===     ======

                                                                      December 31, 2000
                                                            --------------------------------------
                                                                        Gross      Gross
                                                            Amortized Unrealized Unrealized Fair
                                                              Cost      Gains      Losses   Value
                                                            --------- ---------- ---------- ------
                                                                        (in thousands)
U.S. Treasury and other U.S. Government obligations........  $  966      $ --       $--     $  966
Corporate debt securities..................................   1,559         1        --      1,560
                                                             ------      ----       ---     ------
                                                             $2,525      $  1       $--     $2,526
                                                             ======      ====       ===     ======

   As of December 31, 2001, all of the Company's securities available-for-sale had contractual maturities of less than one year. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.

                       APPLIED MICROSYSTEMS CORPORATION

3.  Balance Sheet Information

   Detailed balance sheet data is as follows:

                                                            December 31,
                                                          ----------------
                                                           2001     2000
                                                          -------  -------
                                                           (in thousands)
    Accounts receivable
       Receivables....................................... $ 3,646  $ 5,785
       Allowance for sales returns and doubtful accounts.     (52)     (56)
                                                          -------  -------
                                                          $ 3,594  $ 5,729
                                                          =======  =======
    Inventories
       Finished goods.................................... $   999  $   794
       Work in process...................................      55       72
       Purchased parts...................................     905    1,492
                                                          -------  -------
                                                          $ 1,959  $ 2,358
                                                          =======  =======
    Property and equipment
       Machinery and equipment........................... $ 2,243  $ 2,757
       Office furniture..................................   1,985    3,010
                                                          -------  -------
           Total property and equipment..................   4,228    5,767
       Accumulated depreciation..........................  (2,870)  (3,658)
                                                          -------  -------
                                                          $ 1,358  $ 2,109
                                                          =======  =======

4.  Commitments and Contingencies

   The Company leases office space and equipment under noncancelable leases, including certain leases that contain renewal options. Minimum future payments as of December 31, 2001 are as follows:

                                                       Capital Operating
                                                        Lease   Leases
                                                       ------- ---------
                                                        (in thousands)
        2002..........................................  $ 62    $1,660
        2003..........................................    62     1,454
        2004..........................................    62     1,476
        2005..........................................    62     1,469
        2006..........................................    16     1,429
        Thereafter....................................    --       593
                                                        ----    ------
                                                         264    $8,081
                                                                ======
        Less amount representing interest.............    45
                                                        ----
        Present value of capital lease obligation.....   219
        Current portion...............................    44
                                                        ----
        Capital lease obligation, less current portion  $175
                                                        ====

   Total rent expense in 2001 was $1,619,000, as compared to rent expense of $1,430,000 in 2000 and $1,393,000 in 1999.

                       APPLIED MICROSYSTEMS CORPORATION

   The Company's lease for its headquarters facility specifies monthly rent amounts that increase annually over the six-year term of the lease. In order to secure favorable lease terms, the Company agreed to maintain an irrevocable letter of credit in favor of the lessor throughout the lease term, which expires in May 2007. The letter of credit expires annually on May 31 each year unless renewed at the Company's option. The letter of credit was initially established at $325,000, and is reduced to lower levels during the lease term if Applied meets its obligations under specified lease provisions. To secure the letter of credit, the Company has pledged a $400,000 certificate of deposit with a bank, which amount is subject to withdrawal restrictions. The certificate of deposit is classified as a restricted investment on the balance sheet at December 31, 2001 and December 31, 2000.

   As part of Applied's agreement to provide development tools for Microsoft's Xbox video game system, the Company must maintain certain levels of available inventory, manufacturing capacity, and quality control requirements. In addition, the Company is responsible for reimbursing Microsoft for certain costs in the event of an "epidemic failure" of its products that are incorporated into the Xbox Development Kit. The Company's ability to meet its requirements under the Microsoft contract, as well as meet other customer demands, depends on availability of sufficient components at reasonable prices, as well as many other factors. Certain product components are available only from a single source or a limited number of distributors.

5.  Business Restructuring Activities

   In August 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company's functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company's long-term goals; abandonment of excess space at the Company's headquarters; as well as other cost reduction and control measures. As a result of adopting the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.

   The restructuring charge and related activity are as follows:

                                                                Accrued
                                                    Amounts    Balance at
                                    Restructuring   Paid or   December 31,
                                       Charge     Charged Off     2001
                                    ------------- ----------- ------------
                                                (in thousands)
     Severance and related expenses    $1,001       $  937       $   64
     Asset write-offs..............       134          134           --
     Abandoned facilities..........     1,154           60        1,094
                                       ------       ------       ------
                                       $2,289       $1,131       $1,158
                                       ======       ======       ======

   Asset write-offs consisted primarily of excess computer equipment and certain leasehold improvements located in abandoned facilities. The charge for abandoned facilities relates to amounts accrued for estimated losses on lease commitments for facilities that Applied has abandoned in connection with the restructuring; the corresponding accrued liability will be reduced as the Company pays its lease commitments. A portion of the accrued restructuring liabilities in the amount of $719,000, representing lease commitments which will not be settled in the next 12 months, is classified as long term on the Company's balance sheet. The remaining accrued restructuring liabilities are classified as current liabilities as of December 31, 2001, and consist of accounts payable of $3,000, accrued payroll of $12,000 and other accrued expenses of $424,000.

                       APPLIED MICROSYSTEMS CORPORATION

6.  Income Taxes

   Due to net operating losses, the Company's provision for income taxes was zero in each of the three years ended December 31, 2001. The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                                     Year Ended December 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
                                                          (in thousands)
  Tax at U.S. statutory rate....................... $(1,707) $(2,722) $(1,727)
  Foreign losses with no tax benefit...............     241       --       91
  Tax credits......................................    (538)    (723)    (429)
  Foreign currency translation.....................      --       --      143
  Change in deferred tax valuation allowance.......   1,836    3,580    1,868
  Other............................................     168     (135)      54
                                                    -------  -------  -------
                                                    $    --  $    --  $    --
                                                    =======  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company's deferred income taxes are as follows:

                                                                December 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                               (in thousands)
 Deferred tax assets:
    Reserves for sales returns and doubtful accounts........ $     40  $    61
    Accrued and other expenses..............................      555      215
    Inventories and other...................................      453      655
    Foreign currency translation............................      147      153
    Net operating loss carryforwards........................    6,150    4,895
    Tax credit carryforwards................................    3,175    2,637
                                                             --------  -------
                                                               10,520    8,616
 Deferred tax liabilities:
    Depreciation............................................     (152)     (84)
                                                             --------  -------
                                                                 (152)     (84)

 Valuation allowance........................................  (10,368)  (8,532)
                                                             --------  -------
 Net deferred taxes......................................... $     --  $    --
                                                             ========  =======

   Due to the uncertainty of the Company's ability to generate sufficient taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The valuation allowance increased $1.8 million in 2001, and increased $3.6 million in 2000.

   As of December 31, 2001, the Company had net operating loss carryforwards for federal tax purposes of approximately $18.1 million available to offset future taxable income. To the extent that net operating losses, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders' equity. The Company also had research and development credits of approximately $3.2 million that may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and

                       APPLIED MICROSYSTEMS CORPORATION
development tax credit carryforwards expire in various amounts from 2002 to 2021. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code.

7.  Shareholders' Equity

  Stock Options

   The Company has the following shareholder-approved stock option plans that provide for option grants to employees, directors, and others: the Applied Microsystems Corporation 1992 Performance Stock Plan (the "1992 Plan"), the Applied Microsystems 2001 Stock Option Plan (the "2001 Plan"), and the Applied Microsystems Corporation Director Stock Option Plan (the "Director Plan"). The exercise price of options granted under these plans has been at fair market value on the date of grant. Options are not transferable, and expire no later than ten years following the grant date.

   Prior to February 2000, options granted under the 1992 Plan generally were immediately exercisable, but then subject to the Company's right to repurchase any shares of common stock received upon exercise in the event that the optionee's employment with the Company should terminate. Such repurchase rights generally lapsed at a rate of 25% per year from the date of grant. For presentation purposes, outstanding but unexercised options that could be exercised subject to repurchase rights are treated as unvested. Beginning in February 2000, options granted under the 1992 plan--as well as options granted under the 2001 Plan since adopted--are not exercisable immediately, have no Company repurchase rights, and generally vest in 3 to 4 years.

   In April 1999, the Company issued a nonqualified stock option to its new President and Chief Executive Officer from a specific-purpose stock option plan. The option was granted at an exercise price equal to fair market value on the day of grant for the purchase of 215,000 shares of the Company's common stock, and was immediately exercisable; however, the Company retained repurchase rights similar to options issued under the 1992 Plan during that period of time.

   Options granted under the Director Plan vest one year following grant date.

   A summary of the Company's stock option activity and related information is as follows:

                                                     Year Ended December 31,
                            --------------------------------------------------------------------------
                                      2001                     2000                     1999
                            ------------------------ ------------------------ ------------------------
                            Options Weighted-Average Options Weighted-Average Options Weighted-Average
                             (000)   Exercise Price   (000)   Exercise Price   (000)   Exercise Price
                            ------- ---------------- ------- ---------------- ------- ----------------
Outstanding at beginning of
  year.....................  1,405       $4.05        1,381       $3.49        1,114       $3.79
   Granted.................    678        2.50          448        6.34          642        3.19
   Canceled................   (478)       5.02         (315)       4.89         (295)       4.17
   Exercised...............   (114)       1.85         (109)       3.89          (80)       2.85
                             -----                    -----                    -----
Outstanding at end of year.  1,491       $3.21        1,405       $4.05        1,381       $3.49
                             =====                    =====                    =====
Vested options.............    572       $3.73          541       $3.10          360       $3.05
                             =====                    =====                    =====

   Using the Black-Scholes multiple option pricing model, the weighted average fair value of options granted during 2001 was $1.95, compared to $5.00 in 2000 and $2.47 in 1999. As of December 31, 2001, 449,700 options were available for grant.

                       APPLIED MICROSYSTEMS CORPORATION

   The following table summarizes information related to outstanding and vested options at December 31, 2001:

                                  Outstanding            Vested
                           ------------------------- ---------------
                                  Weighted Weighted         Weighted
                                  Average   Average         Average
              Range of     Shares Exercise Remaining Shares Exercise
           Exercise Prices (000)   Price     Term    (000)   Price
           --------------- ------ -------- --------- ------ --------
            $0.02 -  2.00    458   $0.95      8.5      71    $ 0.09
             2.01 -  4.00    551    2.95      7.7     262      2.93
             4.01 -  7.00    364    4.67      7.3     190      4.54
             7.01 - 17.50    118    8.64      6.8      49     10.03
                           -----                      ---
                           1,491    3.21      7.8     572      3.73
                           =====                      ===

   Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted-average assumptions:

                                               2001      2000      1999
                                             --------- --------- ---------
     Annualized volatility factor...........   1.133     1.102     0.979
     Risk-free interest rate................   4.4%      6.2%      5.7%
     Expected life of options............... 4.2 years 4.5 years 5.2 years
     Expected dividend rate.................    nil       nil       nil

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                2001         2000      1999
                                               -------      -------  -------
                                              (in thousands, except per-share
                                                           data)
      Net loss, as reported.................. $(5,021)     $(8,005)  $(5,081)
      Pro forma net loss.....................  (6,706)      (9,963)   (5,482)
      Net loss per share as reported.........   (0.71)       (1.16)    (0.76)
      Pro forma net loss per share...........   (0.95)       (1.44)    (0.81)

  Common Stock Reserved

   At December 31, 2001, common stock was reserved for future issuance as follows (in thousands):

                       Employee stock purchase plan   219
                       Stock options............... 1,941
                                                    -----
                                                    2,160
                                                    =====

                       APPLIED MICROSYSTEMS CORPORATION

  Shareholder Rights Plan

   In 1998, the Company adopted a Shareholder Rights Plan, declaring a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock. The Rights become exercisable upon the earlier of a person or group announcing (1) an acquisition of 15% or more of the common stock of the Company or (2) the commencement of a tender or exchange offer that would result in such person acquiring ownership of 15% or more of the common stock of the Company. Each Right entitles the holder to purchase 1/100/th/ of a preferred share at an exercise price of $30. Upon a triggering event, each holder of a Right shall be entitled to purchase common stock that has a market value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights at $0.01 each under specified circumstances.

8.  Employee Benefits

   The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Company may provide matching contributions based on a defined formula, or may make discretionary contributions. During 2001, the Company made contributions of $115,000, as compared to contributions of $234,000 in 2000 and $219,000 in 1999.

   The Company also has an employee stock purchase plan (the "ESPP") through which the Company is authorized to issue up to 500,000 shares of common stock. The ESPP permits eligible personnel to purchase the Company's common stock at the lesser of 85% of fair market value on certain prescribed dates, as defined in the ESPP, through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year. At December 31, 2001, 219,000 shares were available under the plan.

9.  Product, Geographic, and Related Information

   Through 2001, the Company was engaged in a single line of business: the design, manufacture, and distribution of development and test hardware and software tools for embedded product manufacturers. Sales of game development products and services to Microsoft Corporation accounted for 30% of net sales in 2001; no customer accounted for more than 10% of net sales in 2000; and sales to a single customer accounted for 10% of net sales in 1999. While the Company is focused on a single line of business, the following table provides information concerning products and services offered within this line of business:

                                                            Year Ended December 31,
                                                            -----------------------
                                                             2001    2000    1999
                                                            ------- ------- -------
                                                                (in thousands)
Net sales
   Hardware and software debug and analysis tools.......... $14,519 $22,685 $26,503
   Game development tools..................................   8,325   2,839      --
                                                            ------- ------- -------
   Total product sales.....................................  22,844  25,524  26,503
   Services................................................   6,026   6,791   6,738
                                                            ------- ------- -------
                                                            $28,870 $32,315 $33,241
                                                            ======= ======= =======

Cost of goods sold
   Products................................................ $ 6,810 $ 7,827 $ 7,068
   Services................................................   1,249   1,847   1,596
                                                            ------- ------- -------
                                                            $ 8,059 $ 9,674 $ 8,664
                                                            ======= ======= =======

                       APPLIED MICROSYSTEMS CORPORATION

   Certain operating information by geographic area is provided in the table below, based on the location of the Company's facilities. Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer.

                                                               Year Ended December 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              -------  -------  -------
                                                                    (in thousands)
Net sales
   United States............................................. $22,090  $20,659  $21,720
   Japan.....................................................   4,747    8,111    7,820
   Europe....................................................   2,033    3,545    3,701
                                                              -------  -------  -------
                                                              $28,870  $32,315  $33,241
                                                              =======  =======  =======

Export sales to unaffiliated customers....................... $ 1,270  $ 1,611  $ 1,147
                                                              =======  =======  =======

Loss before income taxes
   United States............................................. $(4,266) $(6,675) $(3,867)
   Japan.....................................................    (923)      63     (175)
   Europe....................................................    (845)    (818)    (982)
   Corporate eliminations and cumulative effect of change in
     accounting principle....................................   1,013     (575)     (57)
                                                              -------  -------  -------
                                                              $(5,021) $(8,005) $(5,081)
                                                              =======  =======  =======

                                                                December 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                               (in thousands)
Long-lived assets
Property and equipment, net
   United States............................................. $ 1,292  $ 2,002
   Japan.....................................................      15       28
   Europe....................................................      51       79
                                                              -------  -------
                                                              $ 1,358  $ 2,109
                                                              =======  =======

Other assets, net
   United States............................................. $   185  $   284
   Japan.....................................................     113      130
   Europe....................................................      18       47
                                                              -------  -------
                                                              $   316  $   461
                                                              =======  =======

   The Company's net assets in defined geographic areas were as follows:

                                                               December 31,
                                                              ---------------
                                                               2001    2000
                                                              ------  -------
                                                              (in thousands)
United States................................................ $5,688  $ 8,645
Japan........................................................    862    1,302
Europe.......................................................     (8)     876
                                                              ------  -------
                                                              $6,542  $10,823
                                                              ======  =======

                       APPLIED MICROSYSTEMS CORPORATION

10.  Quarterly Financial Information (unaudited)

   Summarized quarterly financial information for 2001 is as follows:

                                                     Quarters Ended in 2001
                                              ------------------------------------
                                              March 31    June 30 Sept. 30 Dec. 31
                                              --------    ------- -------- -------
                                              (in thousands, except per-share data
 Net sales................................... $10,114     $8,840  $ 4,605  $5,311
 Gross profit................................   7,307      6,324    3,424   3,756
 Net Income (loss)...........................     260       (892)  (3,968)   (421)

 Basic net income (loss) per share........... $  0.04     $(0.13) $ (0.56) $(0.06)
 Diluted net income (loss) per share......... $  0.04     $(0.13) $ (0.56) $(0.06)

 Shares used in basic per-share calculation..   6,990      7,055    7,113   7,143
 Shares used in diluted per-share calculation   7,277      7,055    7,113   7,143

   The following quarterly financial information for 2000 reflects the retroactive application of SAB 101 beginning January 1, 2000:

                                                                    Quarters Ended in 2000
                                                             ------------------------------------
                                                             March 31  June 30  Sept. 30 Dec. 31
                                                             --------  -------  -------- -------
                                                                     As Restated
                                                             ---------------------------
                                                             (in thousands, except per-share data
Net sales................................................... $ 7,683   $ 7,862  $ 7,968  $ 8,802
Gross profit................................................   5,579     5,324    5,598    6,140

Loss before cumulative effect of change in accounting
  principle................................................. $(1,811)  $(2,095) $(1,846) $(1,143)
Cumulative effect of change in accounting principle.........  (1,110)       --       --       --
                                                             -------   -------  -------  -------
Net loss.................................................... $(2,921)  $(2,095) $(1,846) $(1,143)
                                                             =======   =======  =======  =======

Basic and diluted loss per share before cumulative effect of change in accounting principle............................ $ (0.27)  $ (0.30) $ (0.27) $ (0.16)
Cumulative effect of change in accounting principle.........   (0.16)       --       --       --
                                                             -------   -------  -------  -------
Basic and diluted net loss per share........................ $ (0.43)  $ (0.30) $ (0.27) $ (0.16)
                                                             =======   =======  =======  =======

Shares used in per-share calculation........................   6,858     6,909    6,938    6,954

   Based on the guidance provided by the SEC in SAB 101, the Company determined that it was preferable to recognize revenues in Japan at the time of the customer written notification as to inspection and acceptance of the product or, in the absence of such notification, at the time of payment. The Company's previous revenue recognition policy was to recognize revenue on sales to customers in Japan at the time of shipment. The Company recorded a non-cash charge of $1,110,000 ($0.16 per share, basic and diluted) to reflect the cumulative effect of the accounting change as of the beginning of 2000. The Company's revenue recognition policies are disclosed in Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated by reference to the information contained in the sections captioned "Board of Directors--Nominees for Director," "Voting Securities and Principal Holders--Section 16(a) Beneficial Ownership Reporting Compliance," and "Management Information, Compensation, and Benefits--Executive Officers" in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders scheduled to be held on May 21, 2002 (the "Proxy Statement"). Such Proxy Statement will be filed within 120 days of the Company's last fiscal year end, December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the information contained in the section captioned "Management Information, Compensation and Benefits" of the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Index to list of documents filed as part of this report

      (1) Financial Statements--See Index to Financial Statements at Item 8 of this report.

      (2) Financial Statement Schedules

          Report of Ernst & Young LLP, Independent Auditors, on Financial Statement Schedule
          Schedule II: Valuation and Qualifying Accounts

          All other schedules have been omitted because they were not applicable or were not required under the applicable regulations of the Securities and Exchange Commission.

      (3) Exhibits

Exhibit No.                                      Description
-----------                                      -----------
  3.1(1)    Restated Articles of Incorporation of the Company

  3.2(1)    Restated Bylaws of the Company

 10.3(1)    1992 Performance Stock Plan, as amended to date

 10.4(1)    1995 Directors Stock Option Plan, as amended to date

 10.8(1)    Third Amended and Restated Investment Agreement dated as of September 15, 1995

 10.18(2)   Employment Agreement by and between Stephen J. Verleye and the Company, dated
            April 1, 1999

 10.19(3)   Lease Agreement between Teachers Insurance & Annuity Association of America and
            the Company dated October 3, 2000

 10.20(4)   Shareholder Rights Plan, dated December 10, 1998, between the Company and
            ChaseMellon Shareholder Services, L.L.C.

 10.21(5)   First Amendment to the Shareholder Rights Plan, effective December 10, 1998, between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder
            Services L.L.C.) dated May 23, 2000

 10.22(6)   2001 Stock Option Plan

 10.23(7)   Form of Change of Control Agreement for vice president officers, adopted by the Board of Directors April 23, 2001

 10.24 *    Microsoft Xbox Component Purchase Agreement

 10.25(8)   1996 Employee Stock Purchase Plan, as amended and restated to date

 21         Subsidiaries of the Registrant

 23         Consent of Ernst & Young LLP, Independent Auditors

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 333-97002)

(2) Filed as an exhibit to Form 10-Q for the quarters ended June 30, 1999 and September 30, 1999, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 2000, and incorporated herein by reference.

(4) Incorporated by reference to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on December 15, 1998.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(6) Incorporated by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders held on May 22, 2001 filed with the Securities and Exchange Commission on April 16, 2001.

(7) Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(8) Incorporated by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders held on May 23, 2000 filed with the Securities and Exchange Commission on April 14, 2000.

 * Confidential treatment has been requested for portions of this exhibit.

   (b) Reports on Form 8-K

      None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 27, 2002.

                                               APPLIED MICROSYSTEMS CORPORATION

                                               By     /S/  ROBERT C. BATEMAN
                                                   -----------------------------
                                                         Robert C. Bateman
                                                       Vice President, Chief
                                                        Financial Officer,
                                                     Corporate Secretary, and
                                                             Treasurer
                                                     (Principal Financial and
                                                        Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

   /S/  STEPHEN J. VERLEYE    President, Chief Executive    March 27, 2002
-----------------------------   Officer and Director
     Stephen J. Verleye         (Principal Executive
                                Officer)

   /S/  ROBERT C. BATEMAN     Vice President, Chief         March 27, 2002
-----------------------------   Financial Officer,
      Robert C. Bateman         Corporate Secretary, and
                                Treasurer (Principal
                                Financial and Accounting
                                Officer)

    /S/  CHARLES H. HOUSE     Chairman of the Board         March 27, 2002
-----------------------------
      Charles H. House

     /S/  LARY L. EVANS       Director                      March 27, 2002
-----------------------------
        Lary L. Evans

  /S/  ELWOOD D. HOWSE, JR.   Director                      March 27, 2002
-----------------------------
    Elwood D. Howse, Jr.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS,
                        ON FINANCIAL STATEMENT SCHEDULE

   We have audited the consolidated financial statements of Applied Microsystems Corporation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002 (included elsewhere in this annual report). Our audits also included the financial statement schedule listed in Item 14 (a) of this annual report. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
February 1, 2002

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                       APPLIED MICROSYSTEMS CORPORATION

                 Years Ended December 31, 2001, 2000 and 1999

                      Column A                           Column B       Column C        Column D     Column E
                      --------                           --------- ----------------    -----------   ---------
                                                                        Additions
                                                                   ----------------
                                                                     (1)       (2)
                                                          Balance  Charged   Charged
                                                            at     to Costs to Other                  Balance
                                                         Beginning   and    Accounts:  Deductions:   at End of
                     Description                         of Period Expenses Describe    Describe      Period
                     -----------                         --------- -------- ---------  -----------   ---------

Year ended December 31, 2001:
Deducted from asset accounts:
    Allowance for sales returns and doubtful accounts...   56,000   1,000    55,000(B)   (60,000)(A)  52,000

Year ended December 31, 2000:
Deducted from asset accounts:
    Allowance for sales returns and doubtful accounts...   92,000      --    34,000(B)   (70,000)(A)  56,000

Year ended December 31, 1999:
Deducted from asset accounts:
    Allowance for sales returns and doubtful accounts...  177,000   1,000    92,000(B)  (178,000)(A)  92,000

--------
(A) Uncollectible accounts written off, net of recoveries, and actual sales returns
(B) Estimated future sales returns charged to revenue

                                 EXHIBIT INDEX

Exhibit No.                                         Description
-----------                                         -----------
  3.1(1)    Restated Articles of Incorporation of the Company

  3.2(1)    Restated Bylaws of the Company

 10.3(1)    1992 Performance Stock Plan, as amended to date

 10.4(1)    1995 Directors Stock Option Plan, as amended to date

 10.8(1)    Third Amended and Restated Investment Agreement dated as of September 15, 1995

 10.18(2)   Employment Agreement by and between Stephen J. Verleye and the Company, dated April 1,
            1999

 10.19(3)   Lease Agreement between Teachers Insurance & Annuity Association of America and the
            Company dated October 3, 2000

 10.20(4)   Shareholder Rights Plan, dated December 10, 1998, between the Company and ChaseMellon
            Shareholder Services, L.L.C.

 10.21(5)   First Amendment to the Shareholder Rights Plan, effective December 10, 1998, between the
            Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.)
            dated May 23, 2000

 10.22(6)   2001 Stock Option Plan

 10.23(7)   Form of Change of Control Agreement for vice president officers, adopted by the Board of
            Directors April 23, 2001

 10.24 *    Microsoft Xbox Component Purchase Agreement

 10.25(8)   1996 Employee Stock Purchase Plan, as amended and restated to date

 21         Subsidiaries of the Registrant

 23         Consent of Ernst & Young LLP, Independent Auditors

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 333-97002)

(2) Filed as an exhibit to Form 10-Q for the quarters ended June 30, 1999 and September 30, 1999, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 2000, and incorporated herein by reference.

(4) Incorporated by reference to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on December 15, 1998.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(6) Incorporated by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders held on May 22, 2001 filed with the Securities and Exchange Commission on April 16, 2001.

(7) Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(8) Incorporated by reference to the Company's definitive Proxy Statement for the Company's Annual Meeting of Shareholders held on May 23, 2000 filed with the Securities and Exchange Commission on April 14, 2000.

 *  Confidential treatment has been requested for portions of this exhibit.