Form 10-Q
period 2002-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2002-05-10
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]     No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value: 7,182,262 shares outstanding as of May 3, 2002.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

INDEX

		Page

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II:	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MICROSYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,939	$2,971
Securities available-for-sale	4,001	3,997
Restricted investment	400	400
Accounts receivable, net	2,838	3,594
Inventories	1,528	1,959
Prepaid and other current assets	513	429

Total current assets	11,219	13,350
Property and equipment, net	1,233	1,358
Other assets	271	316

Total assets	$12,723	$15,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,503	$1,704
Accrued payroll	1,061	1,178
Other accrued expenses	1,377	1,453
Deferred revenue	2,618	3,253

Total current liabilities	6,559	7,588
Capital lease obligation, less current portion	163	175
Accrued cost of business restructuring	628	719

Total long-term liabilities	791	894
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,182,000 and 7,149,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	26,904	26,857
Accumulated other comprehensive loss	(640)	(636)
Accumulated deficit	(20,891)	(19,679)

Total shareholders’ equity	5,373	6,542

Total liabilities and shareholders’ equity	$12,723	$15,024

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

	(in thousands, except per-share amounts)
Net sales	$4,865	$10,114
Cost of sales	1,795	2,807

Gross profit	3,070	7,307
Operating expenses:
Sales, general and administrative	2,655	3,884
Research and development	1,656	3,264

Total operating expenses	4,311	7,148

Income (loss) from operations	(1,241)	159
Interest income and other, net	29	101

Net income (loss)	$(1,212)	$260

Per-share amounts:
Basic income (loss) per share	$(0.17)	$0.04

Shares used in basic per-share calculation	7,171	6,990
Diluted income (loss) per share	$(0.17)	$0.04

Shares used in diluted per-share calculation	7,171	7,277

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2002	2001

	(in thousands)
Operating activities
Net income (loss)	$(1,212)	$260
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	203	282
Net change in operating accounts:
Accounts receivable	740	(3,628)
Inventories	432	(284)
Prepaid and other assets	(84)	(132)
Accounts payable, accrued expenses, and accrued business restructuring	(440)	(686)
Deferred revenue	(659)	(11)

Net cash used in operating activities	(1,020)	(4,199)
Investing activities
Purchases of securities available-for-sale	(1,979)	(1,460)
Maturities of securities available-for-sale	1,975	1,525
Additions to property and equipment	(35)	(48)

Net cash provided by (used in) investing activities	(39)	17
Financing activities
Sale of common stock to employees	47	151
Stock options exercised	—	36
Payments on capital lease obligation	(11)	—

Net cash provided by financing activities	36	187
Effects of foreign currency exchange rate changes on cash	(9)	(79)

Net decrease in cash and cash equivalents	(1,032)	(4,074)
Cash and cash equivalents at beginning of period	2,971	7,956

Cash and cash equivalents at end of period	$1,939	$3,882

Supplemental disclosure of non-cash activities:

During the first quarter of 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with generally accepted accounting principles for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended. The results of operations for the three-months ended March 31, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

2. Computation of Income (Loss) Per Share

     Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to a net loss recorded in the three months ended March 31, 2002, basic and diluted loss per share are determined excluding common stock equivalents for that period.

3. Comprehensive Loss

     As defined by applicable accounting and reporting standards, Applied’s comprehensive loss is comprised of net income (loss) and the effects of current-period translation adjustments, which are recorded directly to equity. During the first quarter of 2002, comprehensive loss amounted to $1.2 million, compared to comprehensive loss of $157,000 for the first quarter of 2001.

4. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2002	2001

	(in thousands)
Finished goods	$716	$999
Work in process	53	55
Purchased parts	759	905

	$1,528	$1,959

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

     Restructuring charge activity during the period was as follows:

	Accrued			Accrued
	Balance at	Amounts Paid		Balance at
	December 31,	or Charged	Amounts	March 31,
	2001	Off	Reclassified	2002

	(in thousands)
Severance and related expenses	$64	$34	$30	$—
Abandoned facilities	1,094	91	(30)	1,033

	$1,158	$125	$—	$1,033

     The charge for abandoned facilities relates to amounts accrued for estimated losses on lease commitments for facilities that Applied has abandoned in connection with the restructuring; the corresponding accrued liability will be reduced as the Company pays its lease commitments. A portion of the accrued restructuring liabilities in the amount of $628,000 is classified as long term on the Company’s balance sheet since it represents lease commitments that will not be settled in the next 12 months. The remaining $405,000 accrued restructuring liabilities are classified as other accrued expenses as of March 31, 2002.

     On May 1, 2002, the Company announced further plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions will consist primarily of a reduction of approximately 45 full-time employees worldwide. After the staff reduction, Applied will employ a total of approximately 85 personnel. The Company is currently performing a study to ascertain the total cost of this restructuring activity.

6. Proposed Acquisition

     On April 24, 2002, the Company announced that it had entered into a non-binding letter of intent to acquire REBA Technologies, Inc. — an Austin, Texas-based start-up company with patent-pending technology. REBA is focused on developing technology to enhance the operation of server farms for enterprises, Application Server Providers and Network Service Providers. The consideration for the proposed acquisition consists of 350,000 shares of the Company’s common stock plus a $200,000 non-interest-bearing note due two years after the closing date. The Company would not acquire any personnel in the transaction, and the proposed transaction remains subject to the completion of due diligence and definitive documentation. The controlling shareholder of REBA is Lary L. Evans, who is also on the Board of Directors of the Company.

7. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. The Company’s adoption of SFAS 141 did not affect the Company’s financial statements. SFAS 142 is effective for the Company’s year ending December 31, 2002, and is not expected to affect the Company’s financial statements unless the Company enters into transactions that result in recognizing goodwill.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 clarifies the model to be used for long-lived assets to be disposed of, thus providing for greater consistency among companies, and also clarifies other implementation issues related to the impairment and disposal of long-lived assets. SFAS 144 is effective for the Company’s consolidated financial statements for the fiscal year ending December 31, 2002. The pronouncement is not expected to materially affect the Company’s financial statements.

8. Liquidity

     As of March 31, 2002, the Company had $6.3 million in cash, cash equivalents, and short-term investments compared to $7.4 million as of December 31, 2001 (both amounts include $400,000 subject to withdrawal restrictions to secure a letter of credit relating primarily to the Company’s lease on its headquarters facility). As a result of actions taken to reduce operating expenses during 2001 and further reductions announced on May 1, 2002, the Company’s expenditure levels are being reduced substantially. The Company believes that its existing working capital will provide the Company with sufficient funds to finance its operations for at least the next 12 months. However, any substantial inability to achieve the current business plan could have a material adverse impact on the Company’s financial position, liquidity, or results of operations and may require the Company to further reduce its expenditures or seek other sources of financing.

9. Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our cost-reduction plans, our proposed acquisition of REBA Technologies, Inc., our intent to pursue new market and product opportunities, our beliefs and expectations regarding future operating trends, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intent to continue to invest resources in research and development, our beliefs regarding the impact of our restructuring plans, our beliefs and expectations regarding quotation of our common stock on the Nasdaq National Market and the impact of potential delisting, our beliefs regarding period-to-period results of operations, our expectations regarding future financial performance, our expectations regarding international sales and our revenues, our expectations and beliefs regarding revenue and revenue trends, our beliefs and expectations regarding fluctuations in revenues and operating results, our expectations regarding development costs, our beliefs and expectations regarding our results of operation and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this quarterly report on Form 10-Q entitled “Certain Factors That May Affect Future Results of Operations” below and the section of our annual report on Form 10-K for the fiscal year ended December 31, 2001 entitled “Risk Factors That May Affect Future Results”. Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

     The following management’s discussion and analysis of financial conditions should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

     As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Applied” refer to Applied Microsystems Corporation, a Washington corporation, and its subsidiaries.

Overview

     Applied Microsystems Corporation creates solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We develop, market and support a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Since our incorporation in 1979, we have developed significant expertise in high-end microprocessors, real-time systems, and software analysis technology — three key competencies that position us to meet the needs of software developers. Using our tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

     On April 24, 2002, we announced that we had entered into a non-binding letter of intent to acquire REBA Technologies, Inc. — an Austin, Texas-based start-up company with patent-pending technology. REBA is focused on developing technology to enhance the operation of server farms for enterprises, Application Server Providers and Network Service Providers. The consideration for the proposed acquisition consists of 350,000 shares of Applied’s common stock plus a $200,000 non-interest-bearing note due two years after the closing date. We would not acquire any personnel in the transaction, and the proposed transaction remains subject to the completion of due diligence and definitive documentation. The controlling shareholder of REBA is Lary L. Evans, who is also on our Board of Directors.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventories, and restructuring costs. We base our estimates and our future expectations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition. We earn revenue on the sale of hardware and software products. We also earn revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services. Revenue from the sale or licensing of products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. If the fee due from a customer is not fixed or determinable, revenue is recognized as payments become due from a customer. If customers have inspection or acceptance rights beyond standard warranty provisions, revenue is recognized when formal notification of inspection or acceptance has been received from the customer. Due to business customs in Japan and our interpretation of Japanese law, product sales in Japan are recognized when the customer notifies us that it has inspected and accepted the product. In the absence of receiving written notification of inspection and acceptance, we recognize revenue in Japan on receipt of payment by the customer as an indication of acceptance. When products are sold with significant installation services, all revenue is deferred until installation is completed. Revenue from training and contract engineering services is generally recognized as the services are performed. Revenue from longer-term agreements to perform development services is recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria are met). Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter, and could result in future operating losses,

     Inventories. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between cost and the estimated net realizable value based on assumptions about future demand and market conditions. Changes in those underlying assumptions could result in additional write-downs of inventories.

     Restructuring costs. In the third quarter of 2001, in response to economic uncertainty and reduced revenue streams, we implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across our functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to our long-term goals; abandonment of excess space at our headquarters; as well as other cost reduction and control measures. Management used estimates to establish accruals in connection with the restructuring plan, particularly with regard to our contractual lease obligations for abandoned facilities, and the timing and market rates that may be available if we successfully sublease the excess space. Actual costs may differ from these estimates, depending significantly on our success in subleasing excess space under reasonable terms. On May 1, 2002, we announced further plans to reduce expenditures primarily through a reduction in force and expect to recognize a restructuring charge in the fiscal quarter ending June 30, 2002.

Results of Operations

     Our revenues can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	Three Months		Three Months
	Ended		Ended
	March 31,	Change From	March 31,
(dollars in thousands)	2002	Prior Period	2001

Hardware-enhanced debugging tools	$1,629	$(1,982)	$3,611
Software analysis tools	1,613	(343)	1,956
Game development systems	1,623	(2,924)	4,547

Total net sales	$4,865	$(5,249)	$10,114

		(52%)

     We earn revenue on the sale of hardware and software products. We also earn revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

     The overall decrease in net sales in the first quarter of 2002, as compared to the first quarter of 2001, was attributable primarily to lower game development systems revenues. Game development systems represent a newer revenue source to us that was a direct result of our development initiatives that began in early 1999 to extend our technology to meet the needs of game developers. These initiatives led to agreements with Nintendo and Microsoft to develop and manufacture game development tools for Nintendo’s GameCube™ and Microsoft’s Xbox™ video gaming systems. Game development systems revenues were particularly strong in the first half of 2001 due primarily to shipments to Microsoft in anticipation of the November 2001 retail launch of the Xbox. Future game development revenues are expected to vary from period to period, and the success of our game development solutions depends significantly on the timing of product launches for new video game consoles as well as the retail success of the video gaming systems that we currently support.

     Hardware-enhanced debug, test, and performance solutions revenues also decreased in the first quarter of 2002, as compared to the first quarter of 2001. The decrease in these “run control” products was due primarily to decreased demand from telecommunications customers, slower-than-anticipated unit volumes through distribution channels, and a general decline in technology spending in the various geographies in which we do business, particularly in Japan. Beginning in the fourth quarter of 2001, we began entering into new agreements with third-party sales representatives to strengthen our sales efforts through distribution channels. The decrease in run control product revenues was also attributable to our focus on developing products and channels for software analysis tools as customers have moved from hardware development to software development; therefore, the Company has invested less in developing and supporting run control products than in prior periods.

     Software analysis revenues also declined in the first quarter of 2002, as compared to the first quarter of 2001. This decrease was due primarily to decreased demand from telecommunications customers, lower volume of licenses sold through third-party developers of integrated development environments, and a general decline in technology spending in the various geographies in which we do business, particularly in Japan and Europe.

     Our net sales also include product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled approximately $600,000 in the first quarter of 2002, compared to $900,000 in the first quarter of 2001. This decline was due primarily to lower run control product sales, for which support contracts are often sold.

     International sales were 28% of net sales in the first quarter of 2002, as compared to 27% of net sales in the first quarter of 2001. In U.S. dollars, our first quarter 2002 international revenues were lower in Japan and Europe, than in the comparable periods in 2001, due primarily to the previously mentioned slowdown among telecommunications customers as well as overall unfavorable economic conditions for the sale of our products in these geographies.

     Our sales through our foreign subsidiaries are generally denominated in local currencies. As a result, fluctuations in currency exchange rates can have a significant effect on our reported net sales; however, exchange-rate fluctuations did not materially impact our operating results in the first quarter of 2002. We are unable to predict currency exchange rate fluctuations and anticipate that such fluctuations may affect our net sales to varying degrees in the future.

	Three Months		Three Months
	Ended		Ended
	March 31,	Percentage of Net	March 31,	Percentage of Net
(dollars in thousands)	2002	Sales	2001	Sales

Cost of sales	$1,795	37%	$2,807	28%
Gross Profit	$3,070	63%	$7,307	72%

     Cost of sales includes materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. We perform periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves are included within cost of sales. The dollar amounts of cost of sales and gross profit fluctuate based on a number of factors, including the volume of corresponding net sales and vendor pricing pressures.

     Our gross profit percentage in the three months ended March 31, 2002 was lower than in the comparable period in 2001 due primarily to lower production volumes and differences in the overall sales mix between the two periods; in particular, first quarter 2002 game development tools carried a lower gross margin percentage than in the first quarter of 2001 due primarily to changes in the mix of sales and services provided to our game development customers. Our game development tools carry an overall lower gross margin percentage than our other product categories.

     We expect our gross profit percentage to fluctuate based upon our product and service mix, geographic mix, foreign currency fluctuations, and variances in volume and related absorption of overhead costs.

	Three Months		Three Months
	Ended		Ended
	March 31,	Change From	March 31,
(dollars in thousands)	2002	Prior Period	2001

Sales, general and administrative expenses	$2,655	$(1,229)	$3,884
		(32%)

     The decrease in sales, general and administrative expenses in the first quarter of 2002, as compared to the first quarter of 2001, was due primarily to our adoption of a cost-reduction plan in August 2001, which resulted in lower personnel-related expenses and other costs. We also had lower overall commission expenses in the first quarter of 2002 due to the decline in total revenues.

     When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, we may choose to hedge a portion of our foreign exchange risk. No such hedging activities were in effect during the first three months of 2002, nor in the prior three years. Although we may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that we will do so or that any such activities will successfully protect us against such risks.

	Three Months		Three Months
	Ended		Ended
	March 31,	Change From	March 31,
(dollars in thousands)	2002	Prior Period	2001

Research and development expenses	$1,656	$(1,608)	$3,264
		(49%)

     The decrease in research and development expenses in the three-month period ended March 31, 2002, as compared to the comparable period in 2001, was primarily due to our adoption of a cost-reduction plan in August 2001.

     We believe that our continued investment in focused research and development activities is critical to our future success. Despite an overall reduction in resources available for research and development (as a result of the our cost-control efforts), we intend to continue to invest in product development, including research and development efforts related to technology proposed to be acquired from REBA Technologies. Research and development expenses may fluctuate to the extent that our engineering resources are utilized to fulfill the needs of customers under contractual development arrangements. In such cases, engineering costs are charged to costs of goods sold.

	Three Months		Three Months
	Ended		Ended
	March 31,	Change From	March 31,
(dollars in thousands)	2002	Prior Period	2001

Interest income and other, net	$29	$(72)	$101
		(71%)

     Our interest income and other, net, decreased from the prior-year period due primarily to a decrease in our cash available for short-term investments.

Income Taxes

     Applicable accounting standards require that we calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

     As of March 31, 2002, we had $6.3 million in cash, cash equivalents, and short-term investments, compared to $7.4 million as of December 31, 2001 (both amounts include $400,000 subject to withdrawal restrictions to secure a letter of credit relating primarily to our lease on our headquarters facility). As a result of actions taken to reduce operating expenses during 2001 and further reductions announced on May 1, 2002, our expenditure levels have been reduced substantially. On May 1, 2002, we announced plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions consist primarily of a reduction of approximately 45 full-time employees worldwide. After the staff reduction, we will employ a total of approximately 85 personnel. These cost-control measures are expected to reduce quarterly operating losses, with a corresponding improvement in our ability to conserve our capital resources.

     We require capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses. We used cash of $1.0 million for operating activities in the first three months of 2002, compared to using $4.2 million for operating activities in the first three months of the prior year. We used cash to purchase $35,000 in property and equipment in the first three months of 2002, compared to purchasing $48,000 in the first three months of 2001 (excluding an equipment purchase of $250,000 in the period ended March 31, 2001, financed under a long-term capital lease). As of March 31, 2002, we had no significant commitments with regard to new capital purchases, but expect to spend approximately $250,000 in the remainder of 2002 for new capital items. We have facility and equipment operating lease commitments totaling $1.7 million in 2002 (including amounts paid in the first quarter of 2002), $1.5 million in 2003, $1.5 million in 2004, $1.5 million in 2005, $1.4 million in 2006, and $0.6 million thereafter. We also have commitments under a capital lease obligation of up to $62,000 per year through 2006.

     We received funds totaling $47,000 in the three months ended March 31, 2002 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $187,000 in the comparable period of the prior year. Receipt of such funds depends on many factors, including factors outside our control; therefore, these funding sources may not provide meaningful cash to us in the future.

     We believe that our existing working capital will provide us with sufficient funds to finance our operations for at least the next 12 months. However, any substantial inability to achieve the current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to further reduce our expenditures or seek other sources of financing. Our future capital requirements will depend on a number of factors, including the duration of weakness in certain customer sectors and in international sales, costs associated with sales and marketing programs, product development efforts, and the use of funds for strategic purposes. To the extent additional funds are required, we may sell additional equity, debt, or convertible securities, or obtain credit facilities; however, there can be no assurance that we will be able to obtain such funds or on terms that are acceptable.

Certain Factors That May Affect Future Results of Operations

     Our actual results could differ materially from those anticipated or stated or implied by forward-looking statements in this report due to a variety of factors, including those risks and uncertainties associated with our business which include, but are not limited to, those risk factors disclosed below, in our most recent filings with the Securities and Exchange Commission, and in our 2001 Annual Report on Form 10-K.

     If we are unable to derive revenue from new products or services, our revenues, operating results, earnings, or future projections may be adversely affected and our business would be harmed.

     Our revenues have declined the past three years and in the quarter ended March 31, 2002, and we incurred corresponding operating losses in each of these periods. We believe that our success will depend in large part on our ability to improve our financial performance and long-term strategic direction, including the introduction of new products and services. Revenues from certain traditional products and markets have eroded in recent years, and we expect that we will need to conceive new sources of revenues in the future. The decline in revenues from traditional sources, while attributable in part to an overall decline in worldwide technology spending, may represent a permanent decline in demand for the type of products offered by us. On April 24, 2002, we announced that we had entered into a non-binding letter of intent to acquire REBA Technologies, Inc. We have historically been a developer of tools for use by embedded systems developers, and the proposed REBA acquisition would represent an expansion into development of hardware and software products aimed at end-user markets — specifically, corporate data centers, in which we have limited experience. As we enter new lines of business, we also expect to encounter new competitors and different business challenges.

     Factors that may affect our ability to improve our financial performance include, but are not limited to:

•	our ability to integrate the proposed acquisition of REBA Technologies, Inc. into our business and to expand into development of hardware and software products aimed at end-user markets;

•	the introduction or enhancement of our products or our competitors’ products;

•	an increase in our operating costs;

•	the impact of our restructuring plan implemented in 2001 and our restructuring plan announced in May 2002;

•	the mix of our products and services sold;

•	the mix of our domestic and international sales;

•	unfavorable economic conditions in the technology industry;

•	decreased spending on technology due to adverse economic conditions;

•	changes in accounting pronouncements applicable to us; and

•	global economic conditions.

     If we are unable to derive revenue from new products or services, our revenues, operating results, earnings, or future projections may be adversely affected. In addition, if our operating results are below the levels expected by investors or securities analysts, the price of our common stock is likely to decline.

     If we are unable to generate significant game development systems revenues, our business, results of operations and financial condition will suffer.

     Our sales of game development tools accounted for 32% of total 2001 revenues, and such sales were to two customers — Microsoft and Nintendo. Our games development systems revenues for the quarter ended March 31, 2002 were significantly lower than the games development systems revenue for the comparable period in 2001. Though the initial 2001 launch of Microsoft’s Xbox and Nintendo’s Gamecube were well received by consumers, low future retail acceptance of these game consoles could have a correspondingly significant negative impact on our revenues in the future. Also, we must maintain manufacturing capacity and inventory levels, and otherwise meet the needs of these customers; failure to do so could have a significant negative effect on us through loss of sales and potential non-compliance with contractual obligations. In addition, sales of game development tools in the first half of 2001 immediately preceded the launch of two new game consoles and future sales may be lower in years that do not include or immediately precede new console game introductions. Future game development systems revenues are expected to vary significantly from period to period, and the success of our games development solutions may depend significantly on the timing of product launches for new video game consoles as well as the retail success of the video gaming systems that we currently support. If we are unable to generate significant game development systems revenues in the future, our business, results of operations and financial condition will suffer.

     If we are unable to manage our potential growth or our cost-reduction and restructuring plans, our competitive position, results of operations and financial condition could suffer.

     We seek to grow our business by selectively strengthening our sales and marketing programs, focusing our product and service offerings, and potentially providing solutions to new markets. Such growth, if achieved, would place additional burden on our management and increase the requirement to recruit and retain personnel with the right skill sets, as well as require additional infrastructure expenditures. This growth also would place a significant strain on our financial, operational, management, marketing, and sales systems and resources, especially after our implementation of our restructuring plans that included a significant reduction in personnel. If we are unable to effectively manage such growth, our business, competitive position, results of operations, and financial condition could suffer.

     In August 2001, we announced and subsequently completed a restructuring plan, including a reduction in our workforce, which affected all parts of our organization. In May 2002, we announced further plans to reduce expenses primarily through a reduction in personnel and a realignment of business objectives. The May 2002 cost reductions consist primarily of a reduction of approximately 45 full-time employees worldwide. If we are unable to effectively manage our cost-reduction and restructuring plans and workforce reductions, our business operations could be subject to disruption and our business and results of operations could suffer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell primarily in North America, Asia and Europe. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our products are generally initially priced in U.S. Dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets.

     We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our short-term investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale” securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly to 110% of their levels at March 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)	The following exhibits are filed as part of this report.

None

(B)	Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 31, 2002.

On April 24, 2002, we filed a report on Form 8-K regarding our press release which announced that we had entered into a non-binding letter of intent to acquire REBA Technologies, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION (Registrant)

Date: May 10, 2002	By:	/s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signing Officer)