Form 10-Q
period 2002-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2002-08-14
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

     Common stock, $.01 par value: 7,559,905 shares outstanding as of July 31, 2002.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

INDEX

		Page

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II:	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	21

	Signatures	21

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$2,971
Securities available-for-sale	2,789	3,997
Restricted investment	—	400
Accounts receivable, net	1,737	3,594
Inventories	1,517	1,959
Prepaid and other current assets	451	429

Total current assets	8,512	13,350
Property and equipment, net	1,108	1,358
Other assets	581	316

Total assets	$10,201	$15,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,395	$1,704
Accrued payroll	1,518	1,178
Other accrued expenses	1,616	1,453
Deferred revenue	1,985	3,253

Total current liabilities	6,514	7,588
Capital lease obligation, less current portion	151	175
Notes payable	178	—
Accrued cost of business restructuring	1,015	719

Total long-term liabilities	1,344	894
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,538,000 and 7,149,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	27,223	26,857
Accumulated other comprehensive loss	(566)	(636)
Accumulated deficit	(24,314)	(19,679)

Total shareholders’ equity	2,343	6,542

Total liabilities and shareholders’ equity	$10,201	$15,024

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands, except per-share amounts)
Net sales	$3,271	$8,840	$8,136	$18,954
Cost of sales	941	2,516	2,736	5,323

Gross profit	2,330	6,324	5,400	13,631
Operating expenses:
Sales, general and administrative	2,417	4,004	5,072	7,888
Research and development	1,583	3,295	3,239	6,559
In-process research and development	621	—	621	—
Business restructuring	1,149	—	1,149	—

Total operating expenses	5,770	7,299	10,081	14,447

Loss from operations	(3,440)	(975)	(4,681)	(816)
Interest income and other, net	17	83	46	184

Net loss	$(3,423)	$(892)	$(4,635)	$(632)

Per-share amounts:
Basic and diluted net loss per share	$(0.47)	$(0.13)	$(0.64)	$(0.09)

Shares used in per-share calculation	7,338	7,055	7,255	7,023

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

	(in thousands)
Operating activities
Net loss	$(4,635)	$(632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	540
In-process research and development	621	—
Loss on write off and/or disposal of assets	72	—
Net change in operating accounts:
Accounts receivable	1,945	(162)
Inventories	475	397
Prepaid and other assets	(14)	(75)
Accounts payable, accrued expenses, and accrued business restructuring	174	(576)
Deferred revenue	(1,216)	(1,010)

Net cash used in operating activities	(2,184)	(1,518)
Investing activities
Purchases of securities available-for-sale	(2,275)	(4,522)
Maturities of securities available-for-sale	3,483	1,969
Additions to property and equipment	(72)	(119)

Net cash provided by (used in) investing activities	1,136	(2,672)
Financing activities
Sale of common stock to employees	47	151
Stock options exercised	1	197
Payments on capital lease obligation	(22)	(10)

Net cash provided by financing activities	26	338
Effects of foreign exchange rate changes on cash	69	(102)

Net decrease in cash and cash equivalents	(953)	(3,954)
Cash and cash equivalents at beginning of period	2,971	7,956

Cash and cash equivalents at end of period	$2,018	$4,002

Supplemental disclosure of non-cash activities:

During the six months ended June 30, 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended. The results of operations for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

2. Computation of Loss Per Share

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company’s net losses, basic and diluted loss per share are determined excluding common stock equivalents. At June 30, 2002 and December 31, 2001, options to purchase 1,377,000 and 1,491,000 shares of common stock, respectively, were excluded from the calculation of loss per share because their effect was antidilutive.

3. Comprehensive Loss

     As defined by applicable accounting and reporting standards, Applied’s comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity. During the second quarter of 2002, comprehensive loss amounted to $3.4 million compared to comprehensive loss of $409,000 for the second quarter of 2001. For the six months ended June 30, 2002, comprehensive loss amounted to $4.6 million, compared to comprehensive loss of $566,000 for the six months ended June 30, 2001.

4. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

	(in thousands)
Finished goods	$855	$999
Work in process	52	55
Purchased parts	610	905

	$1,517	$1,959

5. Business Restructuring Activities

     In August 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company’s functional organizations; discontinuance or reallocation of selected projects and activities the Company believed were not essential to its long-term goals; abandonment of excess space at the Company’s headquarters; as well as other cost reduction and control measures. As a result of adopting the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.

     The charge for abandoned facilities relates to amounts accrued for estimated losses on lease commitments for facilities that Applied has abandoned in connection with the restructuring; the corresponding accrued liability will be reduced as the Company pays its lease commitments. During the second quarter of 2002, the Company reassessed the potential exposure for losses for the abandoned space identified in the August 2001 restructuring in light of revised estimates of the timeframe and terms under which a sublease could be negotiated. As a result, the Company recognized an additional charge of $480,000 in the three months ended June 30, 2002.

     In May 2002, the Company announced further plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions consisted primarily of a reduction of approximately 45 full-time employees worldwide across the Company’s functional organizations, as well as a write-off of certain assets for which the book value was deemed in excess of net realizable value under accounting rules. As a result, the Company recognized a charge of $602,000 for severance and related expenses and $67,000 for asset write-offs in the three months ended June 30, 2002.

     Restructuring charge activity during the six-month period ended June 30, 2002 was as follows:

					Accrued
			Amounts Paid		Balance at
	Accrued Balance at	Additional	or Charged	Amounts	June 30,
	December 31, 2001	Charge	Off	Reclassified	2002

	(in thousands)
Severance and related expenses	$64	$602	$320	$30	$376
Asset write-offs	—	67	67	—	—
Abandoned facilities	1,094	480	159	(30)	1,385

	$1,158	$1,149	$546	$—	$1,761

     A portion of the accrued restructuring liabilities in the amount of $1,015,000 as of June 30, 2002 is classified as long term on the Company’s balance sheet since it represents lease commitments that will not be settled in the next 12 months, compared to $719,000 classified as long term as of December 31, 2001. The remaining $746,000 accrued restructuring liabilities as of June 30, 2002 are classified as current liabilities and consist of accounts payable of $41,000, accrued payroll of $335,000, and accrued expenses of $370,000. As of December 31, 2001, current business restructuring liabilities consisted of accounts payable of $3,000, accrued payroll of $12,000, and other accrued expenses of $424,000.

6. Acquisition of REBA Technologies, Inc.

     In May 2002, the Company announced that it had completed the acquisition of REBA Technologies, Inc. (“REBA”). REBA’s patent-pending technology is focused on enhancing the operation of server farms for enterprises, application server providers and network service providers. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of the Company’s common stock plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. The Company did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, the Company recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

     Because Lary L. Evans is a director of the Company and was the holder of approximately 86% of REBA’s outstanding shares, the negotiation of the terms of the acquisition was handled by an independent committee of the Company’s Board of Directors composed of disinterested directors. This committee engaged an independent valuation firm to provide a basis for negotiations, and ultimately recommended that the transaction be approved by the Company’s entire Board of Directors.

     At closing of the transaction, 50% of the merger consideration was placed into an escrow for the purpose of securing the indemnification obligations of the REBA shareholders under the merger agreement. Those shares and notes will remain in escrow for a period of three years from the closing date and until all pending claims for indemnification, if any, have been resolved.

7. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 is effective for the Company’s year ending December 31, 2002, and is not expected to affect the Company’s financial statements unless the Company enters into transactions that result in recognizing goodwill.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 clarifies the model to be used for long-lived assets to be disposed of, thus providing for greater consistency among companies, and also clarifies other implementation issues related to the impairment and disposal of long-lived assets. SFAS 144 is effective for the Company’s year ending December 31, 2002, and is not expected to materially affect the Company’s financial statements.

8. Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, without limitation, statements regarding our expectations and beliefs about our cost-reduction plans, our intent to pursue new market and product opportunities through the acquisition of REBA Technologies, our beliefs and expectations regarding future operating trends, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intent to continue to invest resources in research and development, our beliefs regarding the impact of our restructuring plans, our beliefs and expectations regarding quotation of our common stock on the NASDAQ National Market and the impact of potential delisting, our beliefs regarding period-to-period results of operations, our expectations regarding future financial performance, our expectations regarding international sales, our expectations and beliefs regarding revenue and revenue trends, our beliefs and expectations regarding fluctuations in revenues and operating results, our expectations regarding development costs, our beliefs and expectations regarding our results of operation and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include, without limitation, those identified in the section of this quarterly report on Form 10-Q entitled “Certain Factors That May Affect Future Results of Operations” below and the section of our annual report on Form 10-K for the fiscal year ended December 31, 2001 entitled “Risk Factors That May Affect Future Results.” Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

     Increasingly, embedded systems technology is at the core of new capabilities in the commercial communications and computing markets — in applications such as storage area networks, networking appliances, communications and networking equipment. While Applied has historically been a developer of tools for use by embedded systems developers, our newly formed Libra Networks division represents an expansion into development of hardware and software products aimed at end-user markets — specifically, corporate data centers.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventories, accounting for acquisitions such as the recently completed REBA acquisition, and restructuring costs. We base our estimates and our future expectations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Acquisitions. In May 2002, we announced our acquisition of REBA Technologies, Inc. Applied does not have a history of acquiring companies; therefore, the accounting policies relating to acquisitions depend on the facts and circumstances of the specific transaction. In this case, we assessed the proper allocation of the purchase price in light of the circumstances and determined that the entire purchase consideration be allocated to in-process research in development, based primarily on the fact that we acquired patent-pending technology (and we acquired no other significant tangible or intangible assets). Future acquisitions, if any, could result in different accounting treatment depending on the relevant facts and circumstances.

     Restructuring costs. In the third quarter of 2001, we implemented a restructuring plan designed to reduce operating costs. Again in the second quarter of 2002, we implemented further cost reductions. These restructuring plans included reductions in full-time employees worldwide across our functional organizations; discontinuance or reallocation of selected projects and activities not essential to our long-term goals; abandonment of excess space at our headquarters; as well as other cost reduction and control measures. We used estimates to establish accruals in connection with the restructuring plans, particularly with regard to our contractual lease obligations for abandoned facilities, and the timing and market rates that may be available if we successfully sublease the excess space. Actual costs may differ from these estimates, depending significantly on our success in subleasing excess space under reasonable terms.

Results of Operations

     Our revenues can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Hardware-enhanced debugging tools	$1,494	$(1,485)	$2,979	$3,123	$(3,467)	$6,590
Software analysis tools	1,450	(727)	2,177	3,063	(1,070)	4,133
Game development systems	327	(3,357)	3,684	1,950	(6,281)	8,231

Total net sales	$3,271	$(5,569)	$8,840	$8,136	$(10,818)	$18,954

		(63%)			(57%)

     We earn revenue on the sale of hardware and software products. We also earn revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

     The overall decrease in net sales in the three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, was attributable primarily to lower game development systems revenues. The Company maintains agreements with Nintendo and Microsoft to provide game development tools for Nintendo’s GameCube™ and Microsoft’s Xbox™ video gaming systems. Game development systems revenues were particularly strong in the first half of 2001 due primarily to shipments to Microsoft in anticipation of the November 2001 retail launch of the Xbox. Future game development revenues are expected to vary from period to period, and the overall success of our game development solutions depends significantly on the timing of product launches for new video game consoles as well as the retail success of the video gaming systems that we currently support. Quarterly game development tools revenues also fluctuate depending on order cycles from Microsoft and Nintendo.

     Hardware-enhanced debug, test, and performance solutions revenues also decreased in the quarter and year-to-date periods ended June 30, 2002, as compared to the prior-year periods. The decrease in these “run control” products was due primarily to decreased demand from telecommunications customers, continued slower-than-anticipated unit volumes through distribution channels, and a general decline in technology spending in the various geographies in which we do business, particularly in Japan. The decrease in run control product revenues was also attributable to our focus on developing products and channels for software analysis tools as customers have moved from hardware development to software development; therefore, the Company has invested less in developing and supporting run control products than in prior periods. We have also decreased overall product development spending due to our adoption of cost-control measures.

     Software analysis revenues also declined in the three and six months ended June 30, 2002, as compared to the same periods ended June 30, 2001. These decreases were due primarily to decreased demand from telecommunications customers, lower volume of licenses sold through third-party developers of integrated development environments, a general decline in technology spending in the major geographies in which we do business, and the termination of certain development projects for which we received non-recurring engineering fees in the first half of 2001. In addition, we have adopted cost-control measures that have forced us to choose among development projects among each of our product categories, thereby eliminating some potential revenue-generating opportunities and leading to overall lower revenues.

     Our net sales also include product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled $560,000 in the second quarter of 2002, compared to $855,000 in the second quarter of 2001. Support revenues were $1.2 million in the six months ended June 30, 2002, compared to $1.8 million in the same period in 2001. These declines were due primarily to lower run control product sales, for which support contracts are often sold.

     International sales were 30% of net sales in the second quarter of 2002, compared to 18% in the second quarter of 2001. International sales represented 29% of net sales in the six months ended June 30, 2002, compared to 23% in the same period in 2001. Though international revenues represented a greater percentage of total revenues in the 2002 periods presented, international revenues declined 37% in the second quarter of 2002, and declined 46% in the six months ended June 30, 2002, compared to the same periods in 2001. The declines in international revenues were due primarily to the previously mentioned slowdown among telecommunications customers, as well as continued overall unfavorable economic conditions for the sale of our products in Japan and Europe.

     Our sales through our foreign subsidiaries are generally denominated in local currencies. As a result, fluctuations in currency exchange rates can have a significant effect on our reported net sales; however, exchange-rate fluctuations did not materially impact our operating results in the first half of 2002. We are unable to predict currency exchange rate fluctuations and anticipate that such fluctuations may affect our net sales to varying degrees in the future.

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2002	2001	2002	2001

Cost of Sales	$941	$2,516	$2,736	$5,323
% of net sales	29%	28%	34%	28%
Gross profit	$2,330	$6,324	$5,400	$13,631
% of net sales	71%	72%	66%	72%

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

     Despite the significant difference in product mix, the gross profit percentage in the second quarter of 2002 was comparable to the same quarter in 2001 due primarily to the increased efficiency of Applied’s manufacturing operations during that quarter resulting from the high volume of game development tools manufactured in the first half of 2001. Game development tools generally carry an overall lower gross margin percentage than Applied’s other product categories. The gross profit percentage in the six months ended June 30, 2002 was lower than in the comparable period in 2001 due primarily to lower production volumes and differences in the overall sales mix between the two periods; in particular, first half 2002 game development tools carried a lower gross margin percentage than in the first half of 2001 due primarily to changes in the mix of sales and services provided to our game development customers.

     We expect our gross profit percentage to fluctuate based upon our product and service mix, geographic mix, foreign currency fluctuations, and variances in volume and related absorption of overhead costs.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Sales, general and administrative expenses	$2,417	$(1,587)	$4,004	$5,072	$(2,816)	$7,888
		(40%)			(36%)

     The decreases in sales, general and administrative expenses in the second quarter and year-to-date 2002 periods, as compared to the same periods in 2001, were due primarily to our adoption of cost-reduction plans in August 2001 and May 2002, which resulted in significantly lower personnel-related expenses. The cost reduction plans, and lower revenue levels, also have resulted in lower infrastructure and commission expenses.

     When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, we may choose to hedge a portion of our foreign exchange risk. No such hedging activities were in effect during the first six months of 2002, nor in the prior three years. Although we may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that we will do so or that any such activities will successfully protect us against such risks.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Research and development expenses	$1,583	$(1,712)	$3,295	$3,239	$(3,320)	$6,559
		(52%)			(51%)

     The decreases in research and development expenses in the three and six-month periods ended June 30, 2002, as compared to the same periods in 2001, were primarily due to our adoption of cost-reduction plans in August 2001 and May 2002. These plans led to reductions in certain development projects and reductions in development personnel and related expenditures.

     We believe that our continued investment in focused research and development activities is critical to our future success. Despite an overall reduction in resources available for research and development (as a result of our cost-control efforts), we intend to continue to invest in product development, including research and development efforts related to technology acquired from REBA. Research and development expenses may fluctuate to the extent that our engineering resources are utilized to fulfill the needs of customers under contractual development arrangements. In such cases, engineering costs are charged to costs of goods sold.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

In-process research and development	$621	$(621)	$—	$621	$(621)	$—

     In May 2002, we announced that we had completed the REBA acquisition. REBA’s patent-pending technology is focused on enhancing the operation of server farms for enterprises, application server providers and network service providers. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of the Company’s common stock plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. We did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, we recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

     Because Lary L. Evans is a director of the Company and was the holder of approximately 86% of REBA’s outstanding shares, the negotiation of the terms of the acquisition was handled by an independent committee of our Board of Directors composed of disinterested directors. This committee engaged an independent valuation firm to provide a basis for negotiations, and ultimately recommended that the transaction be approved by our entire Board of Directors.

     At closing of the transaction, 50% of the merger consideration was placed into an escrow for the purpose of securing the indemnification obligations of the REBA shareholders under the merger agreement. Those shares and notes will remain in escrow for a period of three years from the closing date and until all pending claims for indemnification, if any, have been resolved.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Business restructuring	$1,149	$(1,149)	$—	$1,149	$(1,149)	$—

     In August 2001, we implemented a restructuring plan designed to reduce operating costs. The restructuring plan included an abandonment of excess space at the Company’s headquarters; as well as other cost reduction and control measures. During the second quarter of 2002, we reassessed the potential exposure for losses for the abandoned space identified in the August 2001 restructuring in light of revised estimates of the timeframe and terms under which a sublease could be negotiated. As a result, we recognized an additional charge of $480,000 in the second quarter of 2002.

     In May 2002, we announced further plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions consisted primarily of a reduction of approximately 45 full-time employees worldwide across the Company’s functional organizations, as well as a write-off of certain assets for which the book value was deemed in excess of net realizable value under accounting rules. As a result, we recognized $669,000 in restructuring charges during the second quarter of 2002.

	Three Months Ended June 30,			Six Months Ended June 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Interest income and other, net	$17	$(66)	$83	$46	$(138)	$184
		(80%)			(75%)

     Our interest income and other, net, decreased from the prior-year periods due primarily to a decrease in our cash available for short-term investments.

Income Taxes

     Applicable accounting standards require that we calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three-month and six-month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

     As of June 30, 2002, we had $4.8 million in cash, cash equivalents, and short-term investments, compared to $7.4 million as of December 31, 2001. The December 31, 2001 amount includes $400,000 subject to withdrawal restrictions to secure a letter of credit relating primarily to our lease on our headquarters facility; this amount is included in long-term other assets as of June 30, 2002. As a result of actions taken to reduce operating expenses during 2001 and further reductions implemented in the second quarter of 2002, our expenditure levels have been reduced substantially.

     We require capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses. We used cash of $2.2 million for operating activities in the first six months of 2002, compared to using $1.5 million for operating activities in the first six months of the prior year. We used cash to purchase $72,000 in property and equipment in the first six months of 2002, compared to purchasing $119,000 in the first six months of 2001 (excluding an equipment purchase of $250,000 in the first half of 2001, financed under a long-term capital lease). As of June 30, 2002, we had no significant commitments with regard to new capital purchases. We have facility and equipment operating lease commitments totaling $1.7 million in 2002 (including amounts already paid in the first half of 2002), $1.5 million in 2003, $1.5 million in 2004, $1.5 million in 2005, $1.4 million in 2006, and $0.6 million thereafter. We also have commitments under a capital lease obligation of up to $62,000 per year through 2006.

     We received funds totaling $48,000 in the first half of 2002 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $348,000 in the same period of the prior year. Receipt of such funds depends on many factors, including factors outside our control; therefore, these funding sources may not provide meaningful cash to us in the future.

     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have continued to post operating losses, despite significant cost reductions, due primarily to declines in revenues. The Company’s losses have led to steadily lower resources available to fund operations, and call into question our ability to fund operations over the next 12 months. A continuing inability to achieve improved results of operations would require us to further reduce our expenditures or seek other sources of financing. Our future capital requirements will depend on a number of factors, including the duration of weakness in certain customer sectors and in international sales, costs associated with sales and marketing programs, product development efforts, and the use of funds for strategic purposes. To the extent additional funds are required, we may sell additional equity, debt, or convertible securities, attempt to obtain credit facilities, o seek to derive cash from the licensing or sale of one or more assets or product lines; however, there can be no assurance that we will be able to obtain such funds or on terms that are acceptable. Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ National Market and our ability to obtain financing may suffer as a result.

Certain Factors That May Affect Future Results of Operations

     Our actual results could differ materially from those anticipated or stated or implied by forward-looking statements in this report due to a variety of factors, including those risks and uncertainties associated with our business which include, but are not limited to, those risk factors disclosed below, in our most recent filings with the Securities and Exchange Commission (the “SEC”), and in our 2001 Annual Report on Form 10-K filed with the SEC on March 28, 2002.

     If we are unable to derive revenue from new products or services, our revenues, operating results, earnings, or future projections may be adversely affected and our business would be harmed.

     Our revenues have declined the past three years and in the quarter ended June 30, 2002, and we incurred corresponding operating losses in each of these periods. We believe that our success will depend in large part on our ability to improve our financial performance and long-term strategic direction, including the introduction of new products and services. Revenues from certain traditional products and markets have eroded in recent years, and we expect that we will need to conceive new sources of revenues in the future. The decline in revenues from traditional sources, while attributable in part to an overall decline in worldwide technology spending, may represent a permanent decline in demand for the type of products offered by us. In May 2002, we announced that we had acquired REBA Technologies, Inc. We have historically been a developer of tools for use by embedded systems developers, and the REBA acquisition represents an expansion into development of hardware and software products aimed at end-user markets — specifically, corporate data centers, in which we have limited experience. As we enter new lines of business, we also expect to encounter new competitors and different business challenges.

     Factors that may affect our ability to improve our financial performance include, but are not limited to:

•	the degree to which demand for and revenues from our traditional product lines may increase from their currently depressed levels;

•	our ability to manage our limited cash resources long enough for us to improve our financial performance;

•	our ability to integrate REBA into our business and to expand into development of hardware and software products aimed at end-user markets;

•	the introduction or enhancement of our products or our competitors’ products;

•	an increase in our operating costs;

•	the impact of our restructuring plans;

•	the mix of our products and services sold;

•	the mix of our domestic and international sales;

•	unfavorable economic conditions in the technology industry;

•	decreased spending on technology due to adverse economic conditions;

•	changes in accounting pronouncements applicable to us; and

•	global economic conditions.

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

     We seek to grow our business by selectively strengthening our sales and marketing programs, focusing our product and service offerings, and potentially providing solutions to new markets. Such growth, if achieved, would place additional burdens on our management and increase the requirement to recruit and retain personnel with the right skill sets, as well as require additional infrastructure expenditures. This growth also would place a significant strain on our financial, operational, management, marketing, and sales systems and resources, especially after our implementation of our restructuring plans that included a significant reduction in personnel. If we are unable to effectively manage such growth, our business, competitive position, results of operations, and financial condition could suffer.

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

     If we are unable to meet the listing requirements for the NASDAQ National Market, we may be delisted, which would likely have a material adverse impact on our share price and our ability to obtain additional funding.

     The Company’s common stock is currently quoted on the NASDAQ National Market (the “National Market”). However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share and a $5,000,000 market value of the total outstanding shares, excluding those held by officers, directors or beneficial owners of ten percent or more of the outstanding shares. The closing price of our common stock was $0.48 per share on July 31, 2002, with a corresponding total market value on that date of $3.6 million. In order to maintain compliance with the National Market listing requirements, we may be required to take various measures including, but not limited to, raising additional capital and implementing a reverse split of the Company’s common stock. Certain of such measures, including any reverse stock split, would require shareholder approval. Failure to meet any of the National Market maintenance criteria in the future may result in the delisting of the Company’s common stock from the National Market. The delisting of the Company’s common stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the Company’s ability to obtain additional financing. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

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

     We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our short-term investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale” securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly to 110% of their levels at June 30, 2002, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

PART II — OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

     The Company’s Annual Meeting of Shareholders was held on May 21, 2002. The following summarizes the results of matters voted upon at the Annual Meeting.

(1)	The following persons were elected to serve as directors until the next Annual Meeting of Shareholders or until their earlier retirement, resignation or removal:

Nominee	For	Withheld

Lary L. Evans	5,725,421	24,626
Charles H. House	5,728,979	21,068
Elwood D. Howse, Jr.	5,725,807	24,240
Stephen J. Verleye	5,725,633	24,414

(2)	The shareholders voted 5,717,747 shares in the affirmative, 29,975 shares in the negative, and 2,325 shares abstained relative to ratification of the appointment of Ernst & Young LLP as independent auditors for the Company’s fiscal year ending December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(A)	The following exhibits are filed as part of this report.

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(B)	Reports on Form 8-K

On April 24, 2002, we filed a report on Form 8-K regarding our press release which announced that we had entered into a non-binding letter of intent to acquire REBA Technologies, Inc.

On May 24, 2002, we filed a report on Form 8-K announcing that we had completed the acquisition of REBA Technologies, Inc.

On June 21, 2002 we filed a report on Form 8-K announcing that on June 14, 2002, we dismissed Ernst & Young LLP as our independent accountants. We also disclosed that on June 20, 2002, the Company engaged Grant Thornton LLP as our new independent accountants for the fiscal year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION (Registrant)

Date: August 14, 2002	By:	/s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signing Officer)