Form 10-Q
period 2002-09-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2002-11-13
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Common stock, $.01 par value: 7,597,303 shares outstanding as of November 4, 2002.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$2,971
Securities available-for-sale	298	3,997
Restricted investment	—	400
Accounts receivable, net	1,940	3,594
Inventories	1,614	1,959
Prepaid and other current assets	657	429

Total current assets	6,748	13,350
Property and equipment, net	1,012	1,358
Other assets	537	316

Total assets	$8,297	$15,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,419	$1,704
Accrued payroll	827	1,178
Other accrued expenses	1,713	1,453
Deferred revenue	1,812	3,253

Total current liabilities	5,771	7,588

Capital lease obligation, less current portion	139	175
Notes payable	178	—
Accrued cost of business restructuring	917	719

Total long-term liabilities	1,234	894

Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,597,000 and 7,149,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	27,234	26,857
Accumulated other comprehensive loss	(583)	(636)
Accumulated deficit	(25,359)	(19,679)

Total shareholders’ equity	1,292	6,542

Total liabilities and shareholders’ equity	$8,297	$15,024

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per-share amounts)
Net sales	$2,781	$4,605	$10,917	$23,559
Cost of sales	908	1,181	3,644	6,504

Gross profit	1,873	3,424	7,273	17,055
Operating expenses:
Sales, general and administrative	1,657	2,971	6,729	10,859
Research and development	1,249	2,182	4,488	8,741
In-process research and development	—	—	621	—
Business restructuring	—	2,289	1,149	2,289

Total operating expenses	2,906	7,442	12,987	21,889

Loss from operations	(1,033)	(4,018)	(5,714)	(4,834)
Interest income and other, net	(12)	50	34	234

Net loss	$(1,045)	$(3,968)	$(5,680)	$(4,600)

Per-share amounts:
Basic and diluted net loss per share	$(0.14)	$(0.56)	$(0.77)	$(0.65)

Shares used in per-share calculation	7,553	7,113	7,355	7,053

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
Operating activities
Net loss	$(5,680)	$(4,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579	774
In-process research and development	621	—
Loss on write off and/or disposal of assets	72	148
Net change in operating accounts:
Accounts receivable	1,738	1,935
Inventories	381	49
Prepaid and other assets	(220)	(76)
Accounts payable, accrued expenses, and accrued business restructuring	(466)	(637)
Deferred revenue	(1,385)	(963)

Net cash used in operating activities	(4,360)	(3,370)
Investing activities
Purchases of securities available-for-sale	(2,275)	(6,026)
Maturities of securities available-for-sale	5,974	4,447
Additions to property and equipment	(118)	(180)

Net cash provided by (used in) investing activities	3,581	(1,759)
Financing activities
Sale of common stock to employees	57	287
Stock options exercised	2	209
Payments on capital lease obligation	(33)	(20)

Net cash provided by financing activities	26	476
Effects of foreign exchange rate changes on cash	21	305

Net decrease in cash and cash equivalents	(732)	(4,348)
Cash and cash equivalents at beginning of period	2,971	7,956

Cash and cash equivalents at end of period	$2,239	$3,608

Supplemental disclosure of non-cash activities:

During the first quarter of 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements included in the Company’s Form 10-K for the year then ended. The results of operations for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

2. Computation of Loss Per Share

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company’s net losses, basic and diluted loss per share are determined excluding common stock equivalents. At September 30, 2002 and September 30, 2001, options to purchase 1,237,000 and 1,214,000 shares of common stock, respectively, were outstanding; however, all stock options were excluded from the calculation of loss per share in the three and nine-month periods ended September 30, 2002 and 2001, because their effect was antidilutive.

3. Comprehensive Loss

     As defined by applicable accounting and reporting standards, Applied’s comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity. During the third quarter of 2002, comprehensive loss amounted to $1.0 million compared to comprehensive loss of $4.0 million for the third quarter of 2001. For the nine months ended September 30, 2002, comprehensive loss amounted to $5.6 million, compared to comprehensive loss of $4.5 million for the nine months ended September 30, 2001.

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(in thousands)
Finished goods	$1,008	$999
Work in process	32	55
Purchased parts	574	905

	$1,614	$1,959

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

     Restructuring charge activity during the nine-month period ended September 30, 2002 was as follows:

	Accrued				Accrued
	Balance at		Amounts Paid		Balance at
	December 31,	Additional	or Charged	Amounts	September 30,
	2001	Charges	Off	Reclassified	2002

	(in thousands)
Severance and related expenses	$64	$602	$617	$30	$79
Asset write-offs	—	67	67	—	—
Abandoned facilities	1,094	480	241	(30)	1,303

	$1,158	$1,149	$925	$—	$1,382

     A portion of the accrued restructuring liabilities in the amount of $917,000 as of September 30, 2002 is classified as long term on the Company’s balance sheet, compared to $719,000 classified as long term as of December 31, 2001. The remaining $465,000 in accrued restructuring liabilities as of September 30, 2002 is classified within current liabilities, and consists of accrued payroll of $79,000, and accrued expenses of $386,000. As of December 31, 2001, current business restructuring liabilities consisted of accounts payable of $3,000, accrued payroll of $12,000, and other accrued expenses of $424,000.

     As a result of terminating its headquarters lease obligation (see Termination of Headquarters Lease) the Company’s restructuring liabilities relating to abandoned facilities is expected to be eliminated, with no remaining obligation expected as of December 31, 2002.

6. Acquisition of REBA Technologies, Inc.

     In May 2002, the Company announced that it had completed the acquisition of REBA Technologies, Inc. (“REBA”). REBA’s patent-pending technology is focused on enhancing the operation of server farms for enterprises, application service providers and network service providers. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of the Company’s common stock plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. The Company did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, the Company recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

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

7. Asset Sale Transaction

     On September 3, 2002, Applied announced that it had entered into an agreement to sell its embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. Applied’s shareholders approved the transaction at a special shareholder meeting held on October 29, 2002, and Applied and Metrowerks subsequently satisfied the remaining closing requirements. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to Applied’s embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations, and offered employment to 26 Applied personnel. Applied received $3.4 million at closing, with the remaining $500,000 held back for one year to secure certain indemnification obligations.

     As of September 30, 2002, the Company had deferred approximately $270,000 in transaction-related expenses and included such amounts within prepaid and other current assets. The Company will account for the sale transaction during the fourth quarter of 2002 and expects to recognize a net gain on the transaction. During the fourth quarter of 2002, the Company also plans to assess asset carrying values and required reserve balances, in light of the transaction.

     As part of the sale transaction, the Company requested that certain customers and licensors of third-party technology assign contractual rights to Metrowerks. Applied maintained a contractual relationship with Microsoft whereby Applied provided development tools for Microsoft’s Xbox™ video gaming system. Microsoft elected to exercise their contractual rights under the agreement with Applied to withdraw certain technology held in escrow in the event that Applied sold a significant portion of its business. Microsoft also accelerated certain purchase requirements for development tools, and Applied delivered such development tools in October 2002, prior to closing the asset sale transaction. Because the order was accelerated to occur prior to closing the transaction, Applied and Metrowerks agreed to share the gross margin realized under the sale of those specific development tools, and Applied expects to pay Metrowerks approximately $350,000 during the fourth quarter of 2002 as a one-time payment.

     With the sale of the historical revenue-generating assets now completed, the Company plans to pursue the development of hardware and software products aimed at end-user markets — specifically, corporate data centers — through Applied’s Libra Networks division. Libra Networks was formed as a result of the Company’s acquisition of REBA Technologies in May 2002.

8. Termination of Headquarters Lease

     On October 15, 2002, Applied entered into a Lease Termination Agreement (the “Termination Agreement”), by and between Applied and Teachers Insurance & Annuity Association of America (“TIAA”), the landlord under the Company’s current headquarters facilities lease. Pursuant to the Termination Agreement, Applied paid an early termination fee of approximately $1 million to TIAA in exchange for the termination of any further obligations of Applied under the lease. As of the date of the Termination Agreement, Applied’s remaining lease obligation extended through 2007 and was in excess of $6 million. The Termination Agreement requires that Applied vacate the leased premises no later than December 31, 2002. Applied plans to relocate its offices to a smaller facility in the same geographic region.

     In order to secure favorable lease terms, the Company had agreed to maintain an irrevocable letter of credit in favor of TIAA during the lease term. The letter of credit was initially established at $325,000; to secure the letter of credit, the Company had pledged a $400,000 certificate of deposit with a bank, which amount was subject to withdrawal restrictions. The certificate of deposit is classified within other long-term assets as a restricted investment on the balance sheet at September 30, 2002, and was classified as a current restricted investment as of December 31, 2001. These funds will become available to the Company in the fourth quarter of 2002 as a result of the Termination Agreement, cancellation of the letter of credit requirement, and elimination of withdrawal restrictions on the certificate of deposit.

9. Recent Accounting Pronouncements

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

     In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The Company is currently assessing the impact of SFAS 146 on its financial statements.

10. Reclassifications

     Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, without limitation, statements regarding our expectations and beliefs about our intent to pursue new market and product opportunities through our Libra Networks division, our beliefs and expectations regarding future operating trends, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intent to continue to invest resources in research and development, our beliefs and expectations regarding quotation of our common stock on the Nasdaq SmallCap Market and the impact of potential delisting, our beliefs regarding period-to-period results of operations, our expectations regarding future financial performance, our expectations and beliefs regarding revenue and revenue trends, our beliefs and expectations regarding fluctuations in revenues and operating results, our expectations regarding development costs, our beliefs and expectations regarding our results of operation and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include, without limitation, those identified in the section of this quarterly report on Form 10-Q entitled “Certain Factors That May Affect Future Results of Operations” below, those identified in the section entitled “Risks Related to Applied’s Continuing Business Operations” in the Proxy Statement mailed to shareholders on our about September 26, 2002, and the section of our annual report on Form 10-K for the fiscal year ended December 31, 2001 entitled “Risk Factors That May Affect Future Results.” Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

Overview

     Applied Microsystems Corporation has historically created solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We developed, marketed and supported a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Using these tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

     On September 3, 2002, we announced that we had entered into an agreement to sell our embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. Applied’s shareholders approved the transaction at a special shareholder meeting held on October 29, 2002, and Applied and Metrowerks subsequently satisfied the remaining closing requirements. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to Applied’s embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations, and offered employment to 26 Applied personnel. We received $3.4 million at closing, with the remaining $500,000 held back for one year to secure certain indemnification obligations.

     With the sale of the historical revenue-generating assets now completed, we plan to pursue the development of hardware and software products aimed at end-user markets — specifically, corporate data centers — through our Libra Networks division. Libra Networks was formed as a result of the Company’s acquisition of REBA Technologies in May 2002. The Company is also evaluating whether the value deliverable to shareholders might be optimized by liquidating the Company rather than continuing to pursue the Libra Networks opportunity. Liquidation of a corporation is not a simple process, and would require a shareholder vote and present other complexities, with significant uncertainties surrounding the timing and amount of any distribution to shareholders. In view of our ongoing consumption of cash during every month that we search for venture funding to finance our Libra Networks business, our board of directors has determined that we should accelerate our search for funding, and continue to carefully manage our cash consumption, until such time as we have a fixed determination as to which of these two alternatives better optimizes shareholder value.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, inventories, accounting for acquisitions such as the May 2002 REBA acquisition, accounting for dispositions such as the sale of our embedded systems development tools assets and business, and restructuring costs. We base our estimates and our future expectations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are expected to change in the near future as a result of the sale of our embedded systems development tools business and assets.

     We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition. We have historically earned revenue on the sale of hardware and software products. We also earn revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services. Revenue from the sale or licensing of products is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. If the fee due from a customer is not fixed or determinable, revenue is recognized as payments become due from a customer. If customers have inspection or acceptance rights beyond standard warranty provisions, revenue is recognized when formal notification of inspection or acceptance has been received from the customer. Due to business customs in Japan and our interpretation of Japanese law, product sales in Japan are recognized when the customer notifies us that it has inspected and accepted the product. In the absence of receiving written notification of inspection and acceptance, we recognize revenue in Japan on receipt of payment by the customer as an indication of acceptance. When products are sold with significant installation services, all revenue is deferred until installation is completed. Revenue from training and contract engineering services is generally recognized as the services are performed. Revenue from longer-term agreements to perform development services is recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria are met). Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter, and could result in future operating losses, though our near-term Libra Networks operations are not expected to immediately generate revenues.

     Inventories. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between cost and the estimated net realizable value based on assumptions about future demand and market conditions. Changes in those underlying assumptions — including the impact of the recently completed asset sale — could result in additional write-downs of inventories.

     Acquisitions. In May 2002, we announced our acquisition of REBA Technologies, Inc. Applied does not have a history of acquiring companies; therefore, the accounting policies relating to acquisitions depend on the facts and circumstances of the specific transaction. In this case, we assessed the proper allocation of the purchase price in light of the circumstances and determined that the entire purchase consideration be allocated to in-process research and development, based primarily on the fact that we acquired patent-pending technology (and we acquired no other significant tangible or intangible assets). Future acquisitions, if any, could result in different accounting treatment depending on the relevant facts and circumstances.

     Dispositions. As noted previously, subsequent to September 30, 2002, we completed the sale of our embedded systems development tools business. We will account for the sale transaction during the fourth quarter of 2002 and expect to recognize a net gain on the transaction. During the fourth quarter of 2002, we also plan to assess asset carrying values and required reserve balances, in light of the transaction.

     Restructuring costs. In the third quarter of 2001, we implemented a restructuring plan designed to reduce operating costs. Again in the second quarter of 2002, we implemented further cost reductions. These restructuring plans included reductions in full-time employees worldwide across our functional organizations; discontinuance or reallocation of selected projects and activities not essential to our long-term goals; abandonment of excess space at our headquarters; as well as other cost reduction and control measures. We used estimates to establish accruals in connection with the restructuring plans, particularly with regard to our contractual lease obligations for abandoned facilities, and the timing and market rates that may be available if we successfully sublease the excess space. In October 2002 we signed a lease termination agreement (the “Termination Agreement”) with the landlord of our headquarters facility whereby we paid an early termination fee of approximately $1 million to the landlord in exchange for the termination of any further obligations under the lease. As of the date of the Termination Agreement, Applied’s remaining obligation extended through 2007 and was in excess of $6 million. We will assess the impact of changes in the underlying assumptions for any remaining required restructuring liabilities in light of the Termination Agreement.

Results of Operations

     Our revenues can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Hardware-enhanced debugging tools	$1,454	$(908)	$2,362	$4,577	$(4,375)	$8,952
Software analysis tools	873	(1,364)	2,237	3,936	(2,434)	6,370
Game development systems	454	448	6	2,404	(5,833)	8,237

Total net sales	$2,781	$(1,824)	$4,605	$10,917	$(12,642)	$23,559

		(40%)			(54%)

     We have historically earned revenue on the sale of hardware and software products. We also earned revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services.

     The overall decline in hardware-enhanced debugging, or “run control,” tools and software analysis tools revenues in the three and nine-month periods ended September 30, 2002, in comparison to the same periods in 2001, were attributable primarily to continued lower demand from telecommunications customers; lower volume of software licenses sold through third-party developers of integrated development environments; a continued low level of technology spending in the major geographies in which we do business; the effect of our cost-control measures that forced us to choose development projects among each of our product categories, thereby eliminating some potential revenue-generating opportunities; and our announced asset sale in early September that caused customer uncertainty in the last month of our quarter (historically, a high percentage of our quarterly revenues occurs in the third month of each quarter). Some software analysis tools customers also delayed purchasing products in the third quarter of 2002 due to expected new product releases in the fourth quarter of 2002.

     The Company’s game development tools relate to agreements with Nintendo and Microsoft to provide game development tools for Nintendo’s GameCube™ and Microsoft’s Xbox™ video gaming systems. Game development systems revenues were particularly strong in the first half of 2001 due primarily to shipments to Microsoft in anticipation of the November 2001 retail launch of the Xbox; however, quarterly game development system revenues have fluctuated significantly depending on order cycles from Microsoft and Nintendo.

     Our net sales also include product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled $530,000 in the third quarter of 2002, compared to $760,000 in the third quarter of 2001. Support revenues were $1.7 million in the nine months ended September 30, 2002, compared to $2.5 million in the same period in 2001. These declines were due primarily to lower run control product sales, for which support contracts are often sold.

     International sales were 39% of net sales in the third quarter of 2002, compared to 45% in the third quarter of 2001. International sales represented 31% of net sales in the nine months ended September 30, 2002, compared to 27% in the same period in 2001. In dollars, international revenues declined 48% in the third quarter of 2002, and declined 46% in the nine months ended September 30, 2002, compared to the same periods in 2001. The declines in international revenues were due primarily to the previously mentioned slowdown among telecommunications customers, as well as continued overall unfavorable economic conditions for the sale of our products in Japan and Europe.

     Our sales through our foreign subsidiaries are generally denominated in local currencies. As a result, fluctuations in currency exchange rates can have a significant effect on our reported net sales; however, exchange-rate fluctuations did not materially impact our operating results in the first nine months of 2002. We are unable to predict currency exchange rate fluctuations and anticipate that such fluctuations may affect our net sales to varying degrees in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(dollars in thousands)	2002	2001	2002	2001

Cost of Sales	$908	$1,181	$3,644	$6,504
% of net sales	33%	26%	33%	28%
Gross profit	$1,873	$3,424	$7,273	$17,055
% of net sales	67%	74%	67%	72%

     Cost of sales includes materials, labor, and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. We perform periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves are included within cost of sales. The dollar amounts of cost of sales and gross profit fluctuate based on a number of factors, including the volume of corresponding net sales and vendor pricing pressures.

     The gross profit percentages in the three and nine-month periods ended September 30, 2002 were lower than in the comparable periods in 2001 due primarily to lower production volumes and differences in the overall sales mix between the two periods.

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Sales, general and administrative expenses	$1,657	$(1,314)	$2,971	$6,729	$(4,130)	$10,859
		(44%)			(38%)

     The decreases in sales, general and administrative expenses in the third quarter and year-to-date 2002 periods, as compared to the same periods in 2001, were due primarily to our adoption of cost-reduction plans in August 2001 and May 2002, which resulted in significantly lower personnel-related expenses. The cost reduction plans, and lower revenue levels, also have resulted in lower infrastructure and commission expenses.

     When incurred, minor foreign exchange gains and losses are included in sales, general and administrative expenses. In order to mitigate certain intercompany risks associated with exchange rate fluctuations, we may choose to hedge a portion of our foreign exchange risk. No such hedging activities were in effect during the first nine months of 2002, nor in the prior three years. Although we may engage in exchange-rate hedging activities with respect to certain exchange-rate risks, there can be no assurance that we will do so or that any such activities will successfully protect us against such risks.

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Research and development expenses	$1,249	$(933)	$2,182	$4,488	$(4,253)	$8,741
		(43%)			(49%)

     The decreases in research and development expenses in the three and nine-month periods ended September 30, 2002, as compared to the same periods in 2001, were primarily due to our adoption of cost-reduction plans in August 2001 and May 2002. These plans led to reductions in certain development projects and reductions in development personnel and related expenditures.

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

In-process research and development	$—	$—	$—	$621	$621	$—

     In May 2002, we announced that we had completed the acquisition of REBA Technologies, Inc., and formed Libra Networks, a division of Applied Microsystems, to pursue development of the acquired technology. This patent-pending technology is focused on enhancing the operation of server farms for enterprises, application service providers and network service providers. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of the Company’s common stock plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. We did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, we recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

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

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Business restructuring	$—	$(2,289)	$2,289	$1,149	$(1,140)	$2,289
		(100%)			(50%)

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

	Three Months Ended September 30,			Nine Months Ended September 30,

(dollars in thousands)	2002	Change	2001	2002	Change	2001

Interest income and other, net	$(12)	$(62)	$50	$34	$(200)	$234
		(124%)			(86%)

     Our interest income and other, net, decreased from the prior-year periods due primarily to a decrease in our cash available for short-term investments.

Income Taxes

     Applicable accounting standards require that we calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three-month and nine-month periods ended September 30, 2002 and 2001.

Liquidity and Capital Resources

     As of September 30, 2002, we had $2.5 million in cash, cash equivalents, and short-term investments, compared to $7.4 million as of December 31, 2001. The December 31, 2001 amount includes $400,000 subject to withdrawal restrictions to secure a letter of credit relating primarily to our lease on our headquarters facility; this amount is included in long-term other assets as of September 30,

2002, but will be available to Applied in the fourth quarter of 2002 as a result of our terminating our headquarters facilities lease and the corresponding cancellation of the letter of credit. As a result of the sale of our embedded systems development tools assets, we received $3.4 million in November 2002 (the remaining $500,000 of the agreed-upon purchase price is held back for one year to secure certain indemnification obligations). After closing the asset sale transaction, we paid a $1 million lease termination fee to the landlord of our headquarters facility, and have transaction and other liabilities from the embedded systems development tools business that will need to be satisfied. These obligations are expected to be offset somewhat by the collection of accounts receivable and the sale of excess assets not needed for the Libra Networks business.

     The Libra Networks business initially requires capital primarily for the financing of product development activities, capital equipment purchases, and to fund required corporate infrastructure. We have historically required capital primarily for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, capital equipment purchases, and to fund operating losses. We used cash of $4.4 million for operating activities in the first nine months of 2002, compared to using $3.4 million for operating activities in the first nine months of the prior year. We used cash to purchase $118,000 in property and equipment in the first nine months of 2002, compared to purchasing $180,000 in the first nine months of 2001 (excluding an equipment purchase of $250,000 in 2001, financed under a long-term capital lease). As of September 30, 2002, we had no significant commitments with regard to new capital purchases. As a result of terminating our headquarters facility lease, we have no significant remaining long-term operating lease commitments. We have commitments under a capital lease obligation of up to $62,000 per year through 2006.

     We received funds totaling $59,000 in the first nine months of 2002 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $496,000 in the same period of the prior year. Receipt of such funds depends on many factors, including factors outside our control; therefore, these funding sources may not provide meaningful cash to us in the future.

     We believe that we will need to supplement our existing cash and cash equivalents through the infusion of additional capital by the first half of 2003 to meet our anticipated cash needs. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. We have continued to post operating losses, despite significant cost reductions, due primarily to declines in revenues, and have now sold our embedded systems development tools business and assets. The Company’s losses have led to steadily lower resources available to fund operations, and call into question our ability to fund operations over the next 12 months. We are actively seeking new sources of financing. Our future capital requirements will depend on a number of factors, including the costs of fully meeting our remaining obligations from the embedded systems development tools business, any indemnification claims that might be made under the terms of the asset sale agreement, our success in developing and marketing Libra Networks products, and the potential use of funds for strategic purposes. In seeking additional funds, we may sell additional equity, debt, or convertible securities, attempt to obtain credit facilities, or seek to derive cash from the licensing or sale of remaining assets; however, there can be no assurance that we will be able to obtain such funds or on terms that are acceptable. Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the Nasdaq SmallCap Market and our ability to obtain financing may suffer as a result. In addition, if we are unable to raise sufficient additional capital by the first half of 2003, we could be required to sell or discontinue our business operations.

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

Our embedded systems development tools business has accounted for all of our revenues to date; we do not have any immediate source of revenue, and we expect to incur significant losses for an indefinite period of time.

     The embedded systems development tools business we sold has historically accounted for all of our revenue. Our Libra Networks business involves the development of a new and as yet unreleased product line with no market penetration in a highly competitive market sector typified by rapid changes in technology and competitive products. We do not expect our Libra Networks business to produce any revenues in the near term, and we plan to operate at a loss until at least 2004. We can provide no assurance regarding when or to what extent Libra Networks will begin to produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our Libra Networks business, our losses will likely continue indefinitely. If this occurs, the market price of our common stock could suffer as well as our viability as a going concern.

     In addition, we have certain remaining obligations in connection with our embedded systems development tools business that are not needed for our Libra Networks business. These obligations were not transferred in the asset sale, and we will continue to bear the costs of these commitments even though the development of the Libra Networks business will not benefit from such commitments. We also have certain foreign subsidiaries that are unnecessary in the operation of the Libra Networks business. We anticipate incurring costs in connection with winding down these subsidiaries, including but not limited to severance obligations and lease terminations. We also have remaining certain severance expenses related to U.S. personnel who were not employed by Metrowerks and were not required for the Libra business.

We do not currently have sufficient working capital to fund our Libra Networks business, and we may be unable to obtain additional capital. If we raise additional financing, you may suffer significant dilution.

     We anticipate that we will need a third-party investment in the first half of 2003 to provide additional working capital for our Libra Networks business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our products, the degree of competition for our products, our ability to build and expand an efficient indirect distribution system, and our level of expenditures for product development, sales, and marketing activities. If our capital requirements vary materially from those currently planned, we may require financing sooner than anticipated. The level of funding of pre-revenue-stage companies generally by both venture funds and strategic investors has fallen dramatically in the past two years, and this is equally true in the interconnect and networking technologies space. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. In addition, we may be required to sell or discontinue operations of our business. Further, if we issue equity securities, you may experience severe dilution of your ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock. If our common stock is listed on The Nasdaq SmallCap Market at the time of a proposed equity financing resulting in the sale and issuance of twenty percent or more of the outstanding shares of our capital stock, we will be required to obtain shareholder approval of such issuance. There can be no assurance that we will be able to obtain any necessary shareholder approval, and the failure to obtain such approval could limit our ability to obtain needed capital.

We are dependent on a single line of business that currently has no products or revenues. We cannot predict our future results because our Libra Networks business has no operating history.

     Our only line of business is the development of the Libra Networks products and technology. We have not yet developed any products based on this technology, and consequently there are currently no revenues from this line of business. Furthermore, we cannot provide assurance that any products will be developed on this technology or the timing of such developments if a product is created. Given the lack of operating history in the Libra Networks business, it is difficult to predict our future results. The Libra Networks business is characterized by rapid technological change, new product development, a new and unproven business model, and evolving industry standards. You should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and rapidly evolving market. These uncertainties include:

•	our ability to design and engineer products having the technological features planned for the Libra Networks product line;

•	customer demand for, and acceptance of, the Libra Networks business products;

•	our ability to establish relationships with OEMs, VARs, system integrators, and other channel partners needed to drive sales;

•	our ability to demonstrate the benefits of our products and services to end-user data center managers;

•	our unproven and evolving business model;

•	unfavorable economic conditions in the technology industry;

•	decreased spending on technology due to adverse economic conditions; and

•	global economic conditions.

We may be required to pay up to $3.3 million to Metrowerks for breaches of our representations in the asset sale agreement.

     We have an obligation to indemnify Metrowerks for any losses from breaches of our representations or warranties in the asset sale agreement that occur within 12 months after the closing date of the asset sale or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited by an overall cap of $3.3 million on the amount of the indemnification. Although we know of no breaches of our representations or warranties, the payment of any such indemnification obligations would adversely impact our cash resources and our ability to pursue our Libra Networks business, or the timing and amount of any distribution to shareholders in the event of liquidation of the Company.

Following the asset sale, our cash resources are limited and could be diminished due to our inability to collect on our accounts receivable and utilize or liquidate inventory not sold to Metrowerks.

     The proceeds from the asset sale along with our current working capital are not sufficient to fund our continuing business. After closing the asset sale, we have limited cash resources, which we will need to manage carefully until we are able to raise additional capital. After the asset sale, we expect to collect cash from certain accounts receivable that we retained. If we are unable to collect upon these accounts, our cash resources will be less than we anticipate. Our debtors may not pay us due to their insolvency, bankruptcy, lack of funds, or refusal to pay. As a result of the asset sale, our business relationship with many of our debtors has been terminated, and some of our debtors may be more likely to delay payments or attempt to renegotiate amounts owing. There can be no assurance that Metrowerks will cooperate with us to collect these accounts. Furthermore, the transition from our historical business of developing tools for embedded software systems to our Libra Networks business may prevent us from utilizing certain inventories that could otherwise have been revenue-producing, and we may be unable to sell such inventories to third parties, or such sales may be at distressed prices.

Our Libra Networks technology and products are not fully developed, are untested, and remain subject to significant uncertainty. Rapid technological change could render our products and services obsolete.

     Our Libra Networks technology and products are in the development stage and have not been completed or proven. The market for products related to data management is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices. Each of these characteristics could render our Libra Networks products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. The successful development of our products is subject to the risks that:

•	any or all of our proposed products are found to be ineffective for their intended purposes;

•	the proposed products or procedures are uneconomical to manufacture or market or do not achieve broad market acceptance;

•	third parties hold proprietary rights that preclude us from marketing them; or

•	third parties market a superior or equivalent product.

     Significant undetected errors or delays in new products or releases may affect market acceptance of our products. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance.

     In addition, our Libra Networks technology and products will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in corporate data centers such as routers, switches, operating systems and systems management software. This interoperability may depend on partnerships with third parties such as Cisco, Dell, IBM, Sun, BEA, BMC, and Microsoft. We currently do not have any partnerships with such third parties. Without such partnerships, we may not achieve market acceptance or demand for our products within our target base of customers, because our products will not operate with many of the applications they currently use.

If we are unable to secure funding for Libra Networks, or the outlook for funding represents unacceptable risks, we may choose to liquidate the Company, and any distribution to shareholders is subject to significant uncertainty.

     The Company is focusing effort on raising funds for Libra Networks; however, the Company is also considering whether the value deliverable to shareholders might be optimized by liquidating the company rather than continuing to pursue the Libra Networks opportunity. Liquidation of a corporation is not a simple process, and would require a shareholder vote. Even after shareholder approval, liquidation distributions to shareholders might have to be delayed for a lengthy period of time, so that assets remaining after the asset sale can be sold, so that known and contingent creditors can be satisfied, and so that the indemnification obligations in favor of Metrowerks can expire or be otherwise provided for. A liquidation of Applied would also involve numerous other complexities, including tax consequences to shareholders and potential severance obligations to certain company executives and to other Applied personnel. The process of liquidation, including the satisfaction or settlement of our contingent liabilities and indemnification obligations, presents significant uncertainties surrounding the timing and amount of any distribution to shareholders. In the event of liquidation, there can be no assurance that any assets will be available for distribution to shareholders.

If we are unable to derive revenue from new products or services, our revenues, operating results, earnings, or future projections may be adversely affected and our business would be harmed.

     Our revenues have declined the past three years and in the quarter ended September 30, 2002, and we incurred corresponding operating losses in each of these periods. In addition, we have now sold the assets that provided our historical revenue base. We believe that our success will depend in large part on our ability to improve our financial performance and long-term strategic direction, including the introduction of new products and services. In May 2002, we announced that we had acquired REBA Technologies, Inc., and formed Libra Networks, a division of Applied Microsystems. We have historically been a developer of tools for use by embedded systems developers, and the REBA acquisition represents an expansion into development of hardware and software products aimed at end-user markets — specifically, corporate data centers, in which we have limited experience. As we enter new lines of business, we also expect to encounter new competitors and different business challenges. Factors that may affect our ability to improve our financial performance include, but are not limited to:

•	our ability to manage our limited cash resources long enough for us to improve our financial performance;

•	our ability to integrate REBA into our Libra Networks business and to expand into development of hardware and software products aimed at end-user markets;

•	the introduction of our Libra Networks products or our competitors’ products;

•	the mix of our Libra Networks products and services sold;

•	the mix of our domestic and international sales;

•	unfavorable economic conditions in the technology industry;

•	decreased spending on technology due to adverse economic conditions;

•	changes in accounting pronouncements applicable to us; and

•	global economic conditions.

     If we are unable to derive revenue from new products or services, our revenues, operating results, earnings, or future projections may be adversely affected. In addition, if our operating results are below the levels expected by investors or securities analysts, the price of our common stock could decline.

If we are unable to meet the listing requirements for the Nasdaq SmallCap Market, we may be delisted, which would likely have a material adverse impact on our share price and our ability to obtain additional funding.

     The Company’s common stock is currently quoted on the Nasdaq SmallCap Market (the “SmallCap Market”). However, in order to continue to be included in the SmallCap Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share and a $1,000,000 market value of the total outstanding shares, excluding those held by officers, directors or beneficial owners of ten percent or more of the outstanding shares. The closing price of our common stock was $0.16 per share on November 4, 2002, with a corresponding total market value on that date of $1.2 million. In order to maintain compliance with the SmallCap Market listing requirements, we may be required to take various measures including, but not limited to, raising additional capital and implementing a reverse split of the Company’s common stock. Certain of such measures, including any reverse stock split, would require shareholder approval. Failure to meet any of the SmallCap Market maintenance criteria in the future may result in the delisting of the Company’s common stock from the SmallCap Market. The delisting of the Company’s common stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the Company’s ability to obtain additional financing. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

The emergence of InfiniBand, the Switch Fabric communication technology that will be incorporated in our initial Libra Networks product release, as a worldwide standard is uncertain.

     Our initial Libra Networks products are being developed using InfiniBand architecture. InfiniBand is currently the only new Switch Fabric technology available for widespread usage. Libra Networks is an active member of the InfiniBand Trade Association (IBTA) — an organization founded by major technology companies such as Compaq Computer Corp., Dell Computer Corp., Hewlett-Packard Co., IBM Corp., Intel Corp., Microsoft Corp., and Sun Microsystems Inc., to jointly develop InfiniBand specifications and to promote its adoption as a worldwide standard for server-to-server, and network-to-server interconnect solutions.

     In the second quarter of 2002, Microsoft and Intel each announced that they will limit further investments in InfiniBand-based products. Specifically, Intel announced that it will stop developing host channel adapter chips for InfiniBand; and Microsoft stated that it no longer plans to incorporate InfiniBand into its next-generation server operating system, the Windows.Net Server, although it will continue to assist companies offering InfiniBand products that plug into Microsoft products. These announcements have created doubt regarding the feasibility and likelihood of InfiniBand’s acceptance as the worldwide standard for server-to-server, and network-to-server interconnect solutions. It is unclear whether these announcements reflect a loss of confidence in the InfiniBand technology as a potential worldwide interconnect standard, or are merely financial decisions based upon uncertainties as to how quickly the market for InfiniBand products will materialize or based upon other internal resource-allocation considerations. If InfiniBand is not accepted as a standard in the marketplace, our products will have to be redesigned to operate under a different architecture. While we plan to incorporate other emerging switch fabric technologies in future releases of our Libra Networks products, delays in product releases and slower revenue growth would be likely since no other switch fabric alternatives are expected to be available in the same time frame as InfiniBand.

We will rely on third parties to provide certain components and software for our Libra Networks products. If our vendors fail to deliver their products in a reliable, timely and cost-efficient manner, our business will suffer.

     We expect to depend on relationships with third parties such as Intel, Mellanox, and others who may be sole source providers of key, leading-edge hardware and software components critical for some of the products we are developing in our Libra Networks business. If these providers of exclusive proprietary technology do not produce these components or software modules on a timely basis, or if the components or software modules do not meet our specifications or are otherwise flawed, we may have to delay product delivery, recall, or replace unacceptable products. As a result, we could lose existing and potential customers and any revenues that we may have at that time may decline dramatically.

We may not be able to meet our product development objectives or market expectations.

     Our Libra Networks product development efforts are inherently difficult to manage and keep on schedule, and there can be no assurance that we will be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our products. The technological feasibility for some of the products that we envision is not completely established. The products being developed by us may contain undetected flaws when introduced. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in the products, resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements. Further, there can be no assurance that while we are attempting to finish development of our products, a competitor will not introduce similar products, thus diminishing our technological advantage, or a superior alternative to ours, rendering our products and technologies partially or wholly obsolete, or at least requiring substantial re-engineering in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors, or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition, and results of operations.

We are highly dependent on our key personnel to manage our business, and because of competition for qualified personnel we may not be able to recruit or retain necessary personnel.

     Our continued growth and success depend to a significant degree on the continued services of our senior management and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales, and marketing personnel. We have historically been a developer of tools for use by embedded software systems developers. Our Libra Networks business represents an expansion into development of hardware and software products aimed at end-user markets — specifically, corporate data centers — in which we have limited experience. As we enter this new line of business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. Our management may lack the necessary knowledge, strategic and customer contacts, and experience to effectively meet the demands of the market our Libra Networks business targets, and competition for such personnel is intense. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. Except for Stephen J. Verleye, our President and Chief Executive Officer, none of our employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

If we are unable to manage our potential growth or our cost-reduction and restructuring plans, our competitive position, results of operations and financial condition could suffer.

     We seek to grow our business by providing solutions to new markets. Such growth, if achieved, would place additional burdens on our management and increase the requirement to recruit and retain personnel with the right skill sets, as well as require additional infrastructure expenditures. This growth also would place a significant strain on our financial, operational, management, marketing, and sales systems and resources, especially after our implementation of our restructuring plans that included a significant reduction in personnel and the further significant reduction in personnel after selling our embedded systems development tools assets. If we are unable to effectively manage such potential growth, our business, competitive position, results of operations, and financial condition could suffer.

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

     We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our short-term investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale” securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly to 110% of their levels at September 30, 2002, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

     (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

     (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders was held on October 29, 2002. The following summarizes the results of matters voted upon at the Annual Meeting:

The shareholders voted 4,529,911 shares in the affirmative, 173,093 shares in the negative, and 10,453 shares abstained relative to approval of the Asset Purchase Agreement dated as of September 3, 2002, by and between Metrowerks Corporation, a Texas corporation and wholly owned subsidiary of Motorola, Inc., a Delaware corporation, and Applied Microsystems Corporation, a Washington corporation, and to approve the proposed sale of Applied’s embedded systems development tools business and assets to Metrowerks.

Item 6. Exhibits and Reports on Form 8-K

(A)	The following exhibits are filed as part of this report.

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(B)	Reports on Form 8-K

We filed a report on Form 8-K dated September 3, 2002, regarding the execution of an agreement to sell our embedded systems development tools business to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc.

We filed a report on Form 8-K dated September 12, 2002, regarding our notification that Nasdaq approved our application to transfer Applied’s common stock to the Nasdaq SmallCap Market.

We filed a report on Form 8-K dated October 15, 2002, regarding an agreement to terminate our headquarters facility lease.

We filed a report on Form 8-K dated November 4, 2002, regarding our closing the sale of our embedded systems development tools business to Metrowerks.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION
(Registrant)

Date: November 13, 2002	By:	/s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signing Officer)

Section 302(a) Certifications

I, Robert C. Bateman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Microsystems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer

I, Stephen J. Verleye, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Applied Microsystems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

/s/ Stephen J. Verleye

Stephen J. Verleye President and Chief Executive Officer