Form 10-K
period 2002-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2003-03-31
CIK 1000787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26778

Applied Microsystems Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1074996
(State of incorporation)	(I.R.S. Employer Identification Number)
6244-185th Avenue NE, Building C, Suite 201, Redmond, Washington 98052
(425)883-1606
(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

      Common stock: 7,597,303 shares outstanding as of March 17, 2003.

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on March 17, 2003, as reported on the OTC Bulletin Board, was $633,630.1 The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on June 28, 2002, as reported on the Nasdaq National Market, was $2,694,645.1

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2002.

     1 Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

Page

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Part IV
Item 14.	Controls and Procedures
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

      This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our plans to liquidate the Company, our beliefs and expectations regarding our remaining corporate obligations (including indemnification obligations arising from the sale of our embedded systems development tools business and assets in November 2002), our beliefs and expectations regarding the timing and amount of any potential distribution to shareholders, our beliefs regarding competition, our beliefs regarding period-to-period results of operations, our expectations regarding future financial results, our beliefs regarding our results of operation and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements.

      These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled “Risk Factors That May Affect Future Results” below. Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

      As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Applied” refer to Applied Microsystems Corporation, a Washington corporation, and its subsidiaries.

Item 1.	Business

Overview

      Since our inception in 1979, Applied Microsystems Corporation historically created solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We developed, marketed and supported a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Using these tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

      On November 1, 2002, we completed the sale of our embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to our embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations. We received $3.4 million at closing, with the remaining $500,000 subject to a one-year holdback to secure certain indemnification obligations. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters.

      With the sale of our historical revenue-generating assets completed, we had planned to pursue the development of new hardware and software products designed to improve the way which services and other enterprise applications are managed with enterprise data centers through our Libra Networks division. Libra Networks was formed as a result of our acquisition of REBA Technologies in May 2002.

      As of November 1, 2002, we had cash resources on hand that we anticipated would be sufficient to finance the continuing product and business development activities of Libra Networks until approximately the second quarter of 2003, based on then-current fixed expense levels and development budgets for Libra Networks. Prior to the second quarter of 2003, however, we would need substantial additional equity financing in order to continue and optimize our pursuit of the Libra Networks business opportunity, particularly in light of the fact that we would not expect the Libra Networks business to produce any revenues in the near term, and expect that it would operate at a loss for the foreseeable future.

      During the fourth quarter of 2002, we aggressively pursued funding for our Libra Networks business, and we contacted more than 30 potential funding sources. Feedback from these potential funding sources produced consistent themes, including concern over our capital structure as a publicly held entity, concern over the timing and amount of Libra’s projected funding needs, and varying levels of interest in Libra’s overall market opportunity. We also noted a softening in market projections for the adoption of switch fabric technologies such as InfiniBandTM, on which our Libra technology is based.

      As a result, our board of directors concluded that our continued pursuit of the Libra Networks business would likely result in a lesser return to shareholders than a voluntary liquidation and dissolution. Accordingly, on December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Liquidation of a corporation is a complex process, and requires a shareholder vote and presents other complexities, with significant uncertainties surrounding the timing and amount of any distribution to shareholders.

      Since December 16, 2002, we have taken steps to reduce our expenses, to prepare our Libra Networks assets for sale, and to prepare a proxy statement and related materials in connection with submitting the proposal to liquidate and dissolve Applied to our shareholders for vote at a meeting of shareholders. We have reduced our workforce from 33 full-time personnel on December 16, 2002, to six remaining administrative personnel and no remaining development personnel. In an effort to further trim expenses, during the fourth quarter of 2002, we entered into an agreement to terminate our headquarters facilities lease no later than December 31, 2002. We paid an early termination fee of approximately $1 million to Teachers Insurance & Annuity Association of America, the landlord under the lease, in exchange for terminating any further obligations under the lease. In December 2002, we entered into an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took possession of the premises later that month. On February 27, 2003, we provided notice of our intent to terminate the sublease in Redmond as of March 31, 2003. We then secured needed office facilities, consisting of approximately 650 square feet, in the Redmond area on a monthly rental basis.

      If shareholders approve the liquidation of Applied and the Plan of Liquidation and Dissolution (the “Plan of Dissolution”), we will file articles of dissolution with the Secretary of State of the State of Washington promptly after the shareholder vote, and attempt to convert our remaining assets, including our Libra Networks assets, into cash and settle our liabilities as expeditiously as possible. Some or all of our assets may be held in a contingency reserve for the satisfaction of certain liabilities.

      On September 16, 2002, our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirement, and our common stock has traded on the OTC Bulletin Board since January 3, 2003.

      Applied is headquartered at 6244-185th Ave NE, Building C, Suite 201, Redmond, Washington. We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

Background

Libra Networks

      The goal of Libra Networks has been to design, develop and bring to market a family of “edge computing” devices, that reside at the “edge” of a data center and manage traffic incoming from the public

Internet, intranets or on-campus networks. The principal design characteristics of the planned suite of Libra products included:

•	Use of Network Processors — since network speeds in modern data centers can reach multiple gigabits per second, we believe it is critical for edge computing devices to use network processors, which can handle the fastest network speeds while offering the programming versatility to handle multiple network protocols and adapt to changing standards such as web services. By contrast, we believe most edge computing devices available today rely on either Pentium-class processors, which lack the ability to keep up with high network speeds, or Application Specific Integrated Circuits (known as ASICs), which lack the programmability necessary to permit support of multiple network protocols and evolving standards.

•	Use of Web Services Standards — we believe that enterprises will increasingly move to adopt web services standards (such as SOAP and WSDL), which have been embraced by most of the leading system software vendors such as Microsoft, IBM, BEA and Sun. We believe enterprises adopting these standards will require edge-computing devices that supply high performance traffic management based on the new web services standards, as distinguished from existing solutions in the server content switching market that we believe are for the most part based on HTTP and other early Internet standards.

•	Use of Switch Fabric Technologies — we believe that enterprise data centers will increasingly adopt switch fabric technologies to connect their edge devices, servers and data storage, in order to achieve higher throughput, lower latency, reduced server loads, simplified cabling and improved system and network management. One such switch fabric technology that is currently available is InfiniBand; others, such as iWarp based on Ethernet, are under development.

      Libra Networks has completed product specifications and developed a preliminary proof-of-concept demonstration for an edge device designed to act as the load-balancing gateway between an InfiniBand-based server farm and its external environment. This device is designed to handle wire-speed InfiniBand routing of TCP/IP traffic, which would be terminated and off-loaded at the device, as well as manage load-balancing of client traffic across servers, utilizing traditional “demand-side” load-balancing techniques as well as an innovative “supply-side” load-balancing capability that dynamically and intelligently provisions data center applications and services to physical server processors based upon the pattern of incoming traffic. This proprietary “supply-side” load-balancing technology is the subject of patent applications we acquired in the REBA transaction.

      Although InfiniBand, the switch fabric communication technology that is planned to be incorporated in our initial Libra Networks product release, is the only new switch fabric technology currently available for widespread usage, its acceptance as a worldwide standard is highly uncertain. In the second quarter of 2002, Microsoft and Intel each announced that they would limit further investments in InfiniBand-based products. Specifically, Intel announced that it will stop developing host channel adapter chips for InfiniBand; and Microsoft stated that it no longer plans to incorporate InfiniBand into its next-generation server operating system, the Windows.Net Server, although it would continue to assist companies offering InfiniBand products that plug into Microsoft products. These announcements have created doubt regarding the feasibility and likelihood of InfiniBand’s acceptance as the worldwide standard for server-to-server, and network-to-server interconnect solutions. In addition, during the fourth quarter of 2002, industry analysts published adverse revisions to projections for market adoption of InfiniBand architecture.

      After considering the factors described above, our board of directors determined that our continued pursuit of the Libra Networks business could result in a lesser return to shareholders than a voluntary liquidation and dissolution. Accordingly we have taken steps to reduce our expenses and prepare our Libra Networks assets for sale. We have terminated a significant number of our staff, including Libra development personnel and senior management who we believe would be critical to the success of the Libra business. We have reduced our workforce from 33 full-time personnel on December 16, 2003 to six remaining administrative personnel and no remaining development staff as of March 15, 2003.

      To further reduce ongoing personnel expenditures, only one of our four executive officers — our chief financial officer, Rob Bateman — remains on our ongoing payroll. Our president and chief executive officer, Steve Verleye, continues to perform the duties of president and chief executive officer on an unpaid and part-time basis. Mr. Verleye also continues to serve as a member of our board of directors.

Embedded Systems Tools

      Our embedded systems development tools business, which was sold to Metrowerks in November 2002, consisted of products that were designed to enhance customers’ productivity by providing a set of solutions that span a product’s lifecycle. We provided development tools for customers using a variety of third-party operating systems and a wide range of popular microprocessors. We also offered certain custom engineering services to provide customers with specialized development tools and design services.

      Embedded systems generally include an embedded microprocessor, program storage (e.g. in flash memory), real-time operating system (“RTOS”) software, and custom software to implement assigned applications. Embedded systems are incorporated within electronic devices and are dedicated to performing specific tasks quickly and reliably in response to rapidly occurring external events. Manufacturers worldwide use embedded systems to enhance the functionality and performance, reduce the cost and size, and improve the reliability of a broad variety of products. These manufacturers are often faced with competitive markets that require them to bring increasingly complex products to market faster and at reduced costs. As the computing power of embedded microprocessors has grown, and as unit prices for embedded microprocessors have generally declined, manufacturers have been able to incorporate improved features, speed and reliability into their products. This additional sophistication has resulted in significantly larger and more complicated application software and increased challenges associated with delivering a product on schedule.

      The development of embedded systems using today’s high-speed microprocessors requires the design, debugging and testing of substantial amounts of complex custom application software, which is typically written in a high-level programming language. As the complexity and volume of such software increases, so does the potential for programming errors, the need to eliminate performance shortcomings, and the difficulty of thoroughly testing the complete system.

Products

      Prior to the sale of our embedded systems development tools business, we developed, marketed and supported a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Our development solutions were targeted principally for use by software engineers in the development of embedded software and associated products. We designed our products to support major market segments utilizing 32 and 64-bit embedded microprocessors, as well as products to meet the specific needs of console game console developers (Microsoft’s XboxTM and Nintendo’s GamecubeTM video gaming systems, in particular).

      Our former products generally enabled engineers to perform debugging functions in high-level programming languages and operate on personal computers or engineering workstations. These tools also enabled engineers to observe software interaction and functions with several commercially available RTOS products and to read file format output from compatible compilers.

      The embedded systems development tools we produced prior to November 2002 can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems.

Hardware-Enhanced Debugging Tools

      We manufactured a wide range of hardware-enhanced software tools for the design and debugging of embedded systems. These in-circuit microprocessor and read-only memory (“ROM”) emulators are utilized primarily by software engineers during the highly iterative software development and system integration phases of the embedded systems development process. To a lesser extent, they are also used by software engineers for low-level testing of software functions and by hardware engineers in system integration and troubleshooting their designs.

      These emulators perform the following basic functions or subsets thereof, depending on product configuration:

•	Download and Run Control — the ability to load the developer’s software program into the system under development; to specify predetermined events or problems that may occur in the course of software execution; to stop system operation upon such an occurrence; to examine and modify both registers and memory; and to resume operation at the desired point after any alterations have been made to the system or software.

•	Visibility into the Configuration of the Microprocessor — the ability to interrogate the microprocessor and to display for the user the current state and meanings of the various possible register configurations.

•	High-Level Language Debugging — the ability to display source code, data and relevant RTOS information, and to control each of the development tool’s other basic functions through a high-level language interface to the target system under development.

      Prior to the November 2002 sale of our embedded systems development tools business, we offered a broad selection of hardware-enhanced software design and debugging tools. The tools are accessed through a high-level language debugger interface that we developed, or licensed from third parties and resold with the product.

Software Analysis Tools

      Our software analysis tools were designed specifically to offer a broad range of optimization and testing capabilities to software developers. These tools measure the performance and reliability of software, as well as the adequacy of the test process itself, in a minimally intrusive manner. The measurements are then displayed in an intuitive format. Software engineers use these products during the full range of system development — beginning with initial software development, extending to system integration, and then to final system test and validation.

      Software analysis tools included the following modules:

•	Coverage Analysis — the ability to measure the percentage of a software program’s routines actually exercised by certain tests; to identify redundancies among tests; to identify the optimal set of tests to maximize the percentage of code tested in the shortest test period; and to determine the point at which the cost of continued testing is likely to exceed the benefits to be derived.

•	Advanced Coverage Tools — adds a finer degree of granularity for analyzing test execution to the Statement, Decision and Modified Condition Decision Coverage levels. For certain industries such as avionics, government regulations mandate test methodologies for each type of software application based on the criticality of that application. Advanced Coverage Tools show what conditions, decision paths, and code statements have been tested.

•	Performance Analysis — the ability to measure the time that a software program takes to perform a particular function and the degree of embedded microprocessor utilization; to identify any hindrances to high-speed processing so that system reaction times and compliance with performance specifications can be optimized.

•	Memory Allocation Analysis — the ability to monitor the use of memory during software execution; to identify likely “memory leaks” and other memory allocation errors in order to improve programming reliability and aid in minimizing the size and cost of the target system’s memory.

•	Software Execution Trace — the ability to observe software functions from the source code level to the task level at any point in execution history to address software performance or memory problems.

      Certain software modules were sold separately or with a separate hardware probe. Our software analysis tools supported a range of popular microprocessors and RTOS offerings for embedded applications.

Game Development Systems

      In 1999, we began developing tools, including DVD-emulation technology, for Nintendo’s Gamecube video gaming console, based on a development and manufacturing agreement with Nintendo. In 2000, we announced an agreement with Microsoft to develop and manufacture DVD-emulation technology for inclusion in Microsoft’s Xbox Development Kit, the development platform that allows game developers to optimize games for Microsoft’s Xbox video gaming console. Both the Gamecube and the Xbox were introduced to the U.S. markets during the fourth quarter of 2001.

      Our game development tools included a DVD emulator, which replaced the game developer’s target DVD drive with a hard disk, DVD mechanics emulation, and could also provide specific DVD layout and mastering tools. Data that would normally be read from the DVD are translated to files on a hard disk on the game developers’ computers. The emulator lets developers see their games run as if they were actually accessing target DVDs and significantly reduces the need to burn DVDs, which can be a time-consuming and expensive process. Because the data can be accessed more easily from the developer’s hard drive, the game development time can be significantly reduced. We sold the game development system technology, excluding any technology that was proprietary to our customers, to Metrowerks in the asset sale that closed in November 2002. In connection with the asset sale, Microsoft elected to exercise its contractual rights under the agreement with us to withdraw certain technology held in escrow.

Customers

      We had no revenues in 2002 from our Libra Networks business. Our embedded systems development sales were concentrated primarily in the telecommunications industry and in the video games industry. Sales to Microsoft for Xbox game development tools represented 25% of 2002 revenues, compared to 30% of total 2001 revenues. Sales are generally made pursuant to customer purchase orders.

Sales, Marketing and Customer Support

      Our Libra Networks business plan contemplates selling hardware and software technology through system OEMs, system integrators, VARs, resellers, and direct to large accounts.

      We distributed and supported our embedded systems development tools primarily through a network of direct sales and service offices located in the United States, Japan, and Europe, through distributors in the rest of the world, as well as through partnerships with selected companies — including third-party developers of integrated development environments.

Competition

      Libra Networks’ competition is expected to come from established server load balancing companies (such as F5 Networks, Cisco, Foundry Networks, and Extreme Networks) as well as new switch-fabric competitors (such as Topspin Communications, InfiniCon Systems, and Voltaire). There may be additional competitors who have not yet publicly announced their development of content networking products. Most of our potential competitors have significantly greater financial, technical, distribution and other resources we do.

      The market for our embedded software development solutions has been fragmented and highly competitive for many years, with providers offering technical solutions to address the design, debugging, testing and service needs of embedded software developers. In addition, many companies chose to develop their own proprietary solutions as opposed to purchasing development tools and services from outside vendors. This market was also subject to rapid change, as technological developments created new needs and rendered prior technical solutions obsolete.

      The principal competition for our hardware-enhanced debugging tools came primarily from a division of Wind River (through Wind River’s acquisition of Embedded Support Tools Corporation), Lauterbach

Datentechnik GmbH, and Agilent Technologies, Inc., as well as from various other domestic and international providers of in-circuit emulators. To a lesser extent, competition also came from domestic providers of embedded microprocessor simulators, RTOS debugging software, logic analyzers, ROM monitors and ROM emulators.

      Competition for our software analysis tools came primarily from Rational Software Corporation (through, in part, its acquisition in 2001 of ATTOL Testware, a France-based company that had focused on the testing of embedded systems); LDRA Ltd., a U.K.-based company offering code analysis testing tools; IPL, a U.K.-based company that provides software development and test tools; Real-Time Innovations, a developer of embedded software tools; and McCabe & Associates, a company that offers software analysis tools. Competition also came from providers of embedded debug software, emulators and logic analyzers, which are generally able to perform only portions of the software testing functions offered by our former software analysis tools. We also historically experienced competition from the engineering departments of major manufacturers, which may choose to develop internal technical solutions to their design, debugging or testing problems.

      Competition for our game development solutions had historically been from console manufacturers that offered proprietary development tools. We faced competition from Hudson Soft Company, a Japan-based company, for development tools aimed at Nintendo’s Gamecube video gaming system.

Manufacturing

      Prior to the November 2002 sale of our embedded systems development tools business, we maintained manufacturing operations primarily to support our hardware-enhanced development solutions and game development tools. The manufacturing operations consisted of the procurement and inspection of parts and components, assembly, software duplication, and testing of components and finished products. Our products incorporated our proprietary software, as well as software licensed from others. We conducted virtually all steps of the assembly process, including board assembly, at our facility in Redmond, Washington. We had a computerized manufacturing inventory control system that integrated and monitored purchasing, inventory control and production.

      We inspected and tested our manufactured products during the manufacturing process and tested finished products using tests designed and developed internally based on the custom requirements and functionality of the product. In addition, our products underwent quality inspection and testing, including “burn-in” procedures during the manufacturing process to ensure the quality and reliability of our products. We also required that all employees involved in the assembly process have appropriate training. We maintained our ISO 9002 certification since December 1995. We provided standard warranty that our hardware, software and mechanical parts would be free from defects in materials and workmanship for periods generally ranging from three to twelve months, depending on the product and location; such warranty obligations, combined with customer support agreements, were assumed by Metrowerks in the November 2002 asset sale.

      As part of our agreement with Microsoft relating to Xbox development tools, we continue to be responsible for reimbursing Microsoft for certain costs in the event of an “epidemic failure” of our products that were incorporated into Microsoft’s Xbox Development Kit. As further defined in the agreement with Microsoft, an epidemic failure is defined as the occurrence of defects in greater than 4% of the products shipped to Microsoft in any particular shipment, or in greater than 4% of the aggregate number of units shipped to Microsoft within any 90-day period.

      We are subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals formerly used in our manufacturing process. We are not aware of any significant liability related to environmental issues.

Research and Development

      Our Libra Networks engineering and development group included 13 full-time employees as of December 31, 2002. As of March 15, 2003, we have no engineering and development personnel. During 2002,

research and development expenses were $5.7 million, compared to $10.2 million in 2001 and $13.1 million in 2000.

Proprietary Rights

      Libra Networks’ intellectual property includes patent applications acquired from our May 2002 acquisition of REBA Technologies. None of the patents have issued, and there can be no assurance that they will ever issue or provide adequate protection to the business contemplated by Libra Networks. We announced on December 16, 2002, that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated, and we have since taken steps to find a buyer for the Libra Networks intellectual property; however, we currently do not have a buyer for these assets.

      We believe that we owned or had adequate rights to utilize all material technologies relating to the embedded systems development tools business and assets we sold to Metrowerks and for which we continue to provide indemnification under the terms of the asset sale agreement. We are not aware of any indemnification claims that have been made to date or are pending. The embedded systems development market has been characterized by rapid technological change, with frequent introductions of new products and technologies. As a result, industry participants have found it necessary to develop products and features similar to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe the patents of others. Accordingly, the products and processes within the traditional embedded markets that we sold to Metrowerks could conflict with patents that have been granted or may be granted to competitors or others. Such competitors or others could bring legal actions claiming damages. If we become involved in such litigation — through our indemnification obligation to Metrowerks — it could consume a substantial portion of our remaining resources.

Employees

      As of December 31, 2002, the Company (including Libra Networks) had 26 employees, excluding 3 personnel who were in a transition role relating to the sale of our embedded systems development tools assets and business. Of the total, 13 were engaged in sales, general and administrative and 13 were in research and development. None of the Company’s employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Risk Factors That May Affect Future Results

      The Company’s actual results may differ materially from those anticipated due to a variety of factors, including those set forth in the following risk factors and elsewhere in this document. The Company will not update any forward-looking statements due to new information, future events or otherwise.

Risks Related to the Plan of Dissolution

If our shareholders do not approve the voluntary liquidation and dissolution of Applied, we will not have the resources to continue operations without seeking additional capital, which we believe will be very difficult to obtain, and our resources may diminish completely.

      We have limited cash resources, and these resources continue to diminish. We recorded a net loss of $5.7 million and consumed $5.9 million of our cash in operating activities during 2002. We expect that our cash resources will continue to diminish. If our shareholders do not approve the Plan of Dissolution, our board of directors will determine an appropriate course of action, which could include continuing to preserve our Libra Networks assets and technology and continue to seek financing for our Libra Networks business or a sale of our Libra Networks assets and technology, using a minimum of our resources until our resources are completely depleted. Considering our recent financial performance and the difficulty we have had in obtaining financing, it is unlikely that we would be able to obtain additional equity or debt financing. If we were to be unable to obtain sufficient capital, we would deplete our available resources and would be required to discontinue operation of our business.

We might not be able to sell certain of our assets or to receive reasonable value from the sale of our assets.

      The value that shareholders ultimately realize as a result of the sale of our assets and the liquidation of Applied is dependent in part on the proceeds received from the sale of the assets or other disposition of our operating assets. Our assets include certain technology and intellectual property for which we may not be able to find a buyer. Despite our ongoing efforts to sell our Libra Networks assets and technology and certain other intellectual property, we currently do not have a buyer for these assets. We may be unable to sell certain of our assets and may not realize any value from these assets. In addition it may be difficult to obtain a favorable return when selling our operating assets in connection with the liquidation and dissolution of Applied. Because we are seeking to consummate the liquidation of our operating assets in the near to short term in order to minimize the losses associated with operating Applied, we may not realize as much value for these assets as we might have if we had been able to sell our business as a going concern.

      We do not plan to obtain a fairness opinion with respect to the sale of our Libra Networks technology and assets; therefore, we cannot assure shareholders that the price we may negotiate for these assets is the best possible price we could obtain. While we will attempt to obtain the best price in connection with the sale of our Libra Networks technology and assets, there can be no assurance that the value we realize from the sale of these assets will reflect the potential future value of these assets.

The timing of liquidating payments and total value shareholders receive upon liquidation is subject to many variables and risks, many of which will not be known at the time of the vote.

      Shareholders may receive distributions from us or the liquidating trust, as the case may be, the timing of which will be at the discretion of management or the trustee or trustees, unless it is determined that any such distribution would be inconsistent with the purposes of the Plan of Dissolution. The distribution of our assets to shareholders may be delayed for a number of reasons, including the risk that one or more of our creditors might seek an injunction against our making the proposed distributions to shareholders under the terms of the Plan of Dissolution. The value of what shareholders receive will be a product of various factors and risks, including the proceeds received from the sale or other disposition of our operating assets, and the amount of Applied’s actual and potential liabilities. If our liabilities prove to be higher than anticipated, additional creditors appear, or legal action is brought against us by creditors or others, it is possible that the planned distribution to shareholders could be delayed or reduced, or there could be nothing remaining available for distribution to shareholders.

Shareholders could be liable under Washington law to return some or all of the cash they may receive from us if we do not provide for all of our liabilities and expenses.

      Washington law provides that we can dispose of any known claims against us by providing written notice to our known creditors of the planned dissolution of Applied, and paying or making adequate provision for the debts of the company within the time allowed by law. However, an unpaid creditor or a creditor that was not known to us can still, within two years of our dissolution, bring a lawsuit against Applied and its former shareholders for any amount unpaid. All shareholders who receive proceeds from the liquidation may be liable to a creditor who has a valid claim that exceeds the amount retained by the company or the liquidating trust for the purpose of settling claims, up to the amount they received in the liquidation.

We may be required to pay up to $3.3 million to Metrowerks Corporation, a Texas corporation that is a wholly-owned subsidiary of Motorola, Inc., for potential breaches of our representations in the asset purchase agreement dated as of September 3, 2002.

      Under the terms of the asset purchase agreement that we entered into on September 3, 2002, we have an obligation to indemnify Metrowerks for any losses from potential breaches of our representations or warranties that are asserted within 12 months after the closing date of the asset sale or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited to an overall amount of

$3.3 million. Although we currently are not aware of any material breaches of our representations or warranties, the payment of any such indemnification obligations would decrease the amount of cash we would have available to distribute to shareholders in the liquidation.

Risks Related to Applied’s Continuing Business Operations

      If the Plan of Dissolution is not approved by our shareholders, we would face the following risks and uncertainties in connection with continuing to pursue our Libra Networks business.

We do not have any immediate source of revenue and we expect to incur significant losses for an indefinite period of time.

      Our Libra Networks business involves the development of a new and as yet unreleased product line with no market penetration in a highly competitive market sector typified by rapid changes in technology and competitive products. We do not expect our Libra Networks business to produce any revenues in the near term, and if we were to continue pursuing the Libra Networks business, we would expect to operate at a loss until at least 2004. We cannot predict when or to what extent Libra Networks might begin to produce revenues, or whether it would ever reach profitability. If we were unable to achieve significant levels of recurring revenue from our Libra Networks business, our losses would likely continue indefinitely. If this were to occur the market price of our common stock could suffer as well as our viability as a going concern.

Due to our lack of available resources, and to preserve available resources to satisfy our liabilities, we have terminated a significant number of our personnel and therefore have limited ability to pursue the Libra Networks business.

      Due to our lack of available resources to fully pursue the Libra Networks business plan, we have terminated a significant number of our staff, including Libra development personnel and senior management who would be critical to the success of the Libra business. As of March 15, 2003, we had six remaining administrative personnel, and no remaining development staff. Libra’s success depends to a significant degree on our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. There can be no assurance that we would be successful in recruiting new personnel or in retaining existing personnel. Our inability to attract additional qualified employees would have a material adverse effect on our business, results of operations and financial condition.

We do not have sufficient working capital to fund our Libra Networks business, and we believe it is likely that we would be unable to obtain additional capital. If we raise additional financing, shareholders may suffer significant dilution.

      If the Plan of Dissolution is not approved, we would need to seek a third party investment as soon as possible in order to provide additional working capital for our Libra Networks business. We have previously contacted more than 30 potential funding sources, but have received overall negative feedback from these funding sources, including concern over our capital structure as a publicly held entity, concern over the timing and amount of our projected funding needs, and the size and timing of our overall market opportunity.

      We expect the funding climate to remain difficult, and we cannot be certain that financing from third parties will be available on acceptable terms to us or at all. The extent and timing of our future capital requirements would depend upon several factors, including the rate of market acceptance of our products, the degree of competition for our products, our ability to build and expand an efficient indirect distribution system, and our level of expenditures for product development, sales and marketing. If we are unable to raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which would have a material adverse effect on our ability to establish a viable business. Further, if we were to issue equity securities, shareholders would experience severe dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

The emergence of InfiniBand, the switch fabric communication technology that is planned to be incorporated in our initial Libra Networks product release, as a worldwide standard is uncertain.

      Our initial Libra Networks products are being developed using InfiniBand architecture. InfiniBand is currently the only new Switch Fabric technology currently available for widespread usage. In the second quarter of 2002, Microsoft and Intel each announced that they will limit further investments in InfiniBand-based products. Specifically, Intel announced that it will stop developing host channel adapter chips for InfiniBand; and Microsoft stated that it no longer plans to incorporate InfiniBand into its next-generation server operating system, the Windows.Net Server, although it will continue to assist companies offering InfiniBand products that plug into Microsoft products. These announcements have created doubt regarding the feasibility and likelihood of InfiniBand’s acceptance as the worldwide standard for server-to-server, and network-to-server interconnect solutions. If InfiniBand is not accepted as a standard in the marketplace, our planned products would have to be redesigned to operate under a different architecture, and delays in product releases and slower revenue growth would be likely. Industry analysts have recently published adverse revisions to their earlier projections for market adoption of InfiniBand switch fabric technology, on which Libra Networks’ contemplated products were initially to be based.

We are dependent on a single line of business that currently has no products or revenues. We cannot predict our future results because our Libra Networks business has no operating history.

      Our only remaining line of business is the development of the Libra Networks products and technology. We have not yet developed any products based on this technology and consequently there are currently no revenues from this line of business. Furthermore, we do not know whether any products will be developed on this technology or the timing of such developments if a product is created. Given the lack of operating history in the Libra Networks business it is difficult to predict our future results. The Libra Networks business is characterized by rapid technological change, new product development, a new and unproven business model, and evolving industry standards. Shareholders should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and rapidly evolving market. These uncertainties include:

•	our ability to design and engineer products having the technological features planned for the Libra Networks product line;

•	consumer demand for, and acceptance of, the Libra Networks business products;

•	our ability to establish relationships with OEMs, VARs, system integrators and other channel partners needed to drive sales;

•	our ability to demonstrate the benefits of our products and services to end user data center managers;

•	our unproven and evolving business model;

•	unfavorable economic conditions in the technology industry;

•	decreased spending on technology due to adverse economic conditions; and

•	global economic conditions.

Our Libra Networks technology and products are not fully developed, are untested, and remain subject to significant uncertainty. Rapid technological change could render our products and services obsolete.

      Our Libra Networks technology and products are in the development stage and have not been completed or proven. The market for products related to data management is characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our Libra Networks products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. The successful development of our products is subject to the risks that:

•	any or all of our proposed products are found to be ineffective for their intended purposes;

•	the proposed products or procedures are uneconomical to manufacture or market or do not achieve broad market acceptance;

•	third parties hold proprietary rights that preclude us from marketing them; or

•	third parties market a superior or equivalent product.

      Significant undetected errors or delays in new products or releases may affect market acceptance of our products. There can be no assurance that, despite our testing, errors would not be found in new products or releases after commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance.

      In addition, our Libra Networks technology and products would need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in corporate data centers such as routers, switches, operating systems and systems management software. This interoperability may depend on partnerships with third parties such as Cisco, Dell, IBM, Sun, BEA, BMC and Microsoft. We currently do not have any partnerships with such third parties. Without such partnerships, we would likely not be able to achieve market acceptance or demand for our products within our target base of customers, because our products would not operate with many of the applications they currently use.

Our Libra Networks business would have to rely on third parties to provide certain components and software for its products. If our vendors were to fail to deliver their products in a reliable, timely and cost-efficient manner, our business would suffer.

      Our Libra Networks business would depend upon relationships with third parties who may be sole source providers of key, leading-edge hardware and software components critical for some of the products being developed by our Libra Networks business. If these providers of exclusive proprietary technology do not produce these components or software modules on a timely basis or if the components or software modules do not meet our specifications or are otherwise flawed, we may have to delay product delivery, recall or replace unacceptable products. As a result, we could lose existing and potential customers and any revenues that we may have at that time may decline dramatically.

We may not be able to meet our product development objectives or market expectations.

      Our Libra Networks product development efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we would be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our products. The technological feasibility for some of the products that we envision is not completely established. We may be unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing customer requirements. Further, there can be no assurance that while we were attempting to finish development of our products, a competitor might not introduce similar products thus diminishing our technological advantage, or a superior alternative to ours, rendering our products and technologies partially or wholly obsolete, or at least requiring substantial re-engineering in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce a product that is superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

We may not be able to successfully compete in the highly competitive and rapidly evolving data center management market.

      The market for products that enhance the speed, capacity and efficiency of enterprise data centers is still developing, and there can be no assurance that our products would ever achieve market acceptance. Since we have no existing customers with respect to the Libra Networks business, we would need to convince enterprise corporate data center managers that have no history of buying products from us to buy Libra Networks products, including additional follow-on products or product updates. To the extent we do not achieve growth, it would be difficult for us to generate meaningful revenue or to achieve profitability.

      The market for data center management products is intensely competitive, evolving and subject to rapid technological change. The competition for Libra Networks’ planned suite of products would likely come from three types of competitors:

•	manufacturers of existing load-balancing switches, such as F5 Networks, Inc., Cisco Systems Inc., Extreme Networks, Inc., and Foundry Networks, Inc.;

•	vendors of TCP/IP-to-InfiniBand gateways, such as Voltaire, Inc., and TopSpin Communications, Inc.; and

•	companies offering load-balancing capabilities for Web Services standards, such as Sarvega, Inc., DataPower Technology, Inc. and Forum Systems, Inc.

      Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a substantially larger installed base of customers than we do. We expect the intensity of competition in this market to increase in the future. Increased competition is likely to result in price reductions, and may result in reduced or negative margins and difficulty in gaining market share. Any of these effects could seriously harm our business.

We may not be successful in developing or maintaining strong distribution channels for our Libra Networks products.

      The success of the Libra Networks business depends on developing strong OEM relationships with system vendors who are selling servers and other network management equipment and technologies to end-users. The Libra business plan would rely primarily on OEM relationships to initially market our Libra Networks products, although our OEM sales would be expected to be augmented by a direct sales force working closely with indirect channel partners such as value-added resellers and other resellers and integrators. If we were not successful in creating a strong national distribution channel in a timely manner, we may not gain significant sales.

We may not be able to protect intellectual property of our Libra Networks business against third-party infringements or claims of infringement.

      Failure to protect our intellectual property rights may result in a loss of our exclusivity or the right to use our Libra Networks technology. We rely on patent, trade secret, trademark and copyright law to protect our Libra Networks intellectual property. Our patent position is subject to complex factual or legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to our current or future patent applications or that patents issued pursuant to such applications will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

      Although patent applications have been filed with respect to certain aspects of our Libra Networks technology, some of our Libra Networks intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not patentable. We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor’s rights agreements with our current and future strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

      Some of our Libra Networks intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we do not adequately assure our freedom to use our Libra Networks technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property.

We would be dependent on third parties for manufacturing our Libra Networks products.

      We have yet to develop a manufacturing plan for Libra Networks products. However, we would expect to rely on one or more third party manufacturers for our manufacturing needs. We may be unable to engage a third party manufacturer on a timely basis or on terms favorable to us which could limit our ability to sell our products and generate revenues. Furthermore, the failure of such third party manufacturers to deliver products to us in a timely manner or in accordance with our quality control standards could damage our reputation and could adversely affect our operating results.

Our common stock currently trades on the OTC Bulletin Board; if shareholders approve our plan to dissolve and liquidate the Company, then it is likely that we will close our transfer books and restrict transfers of our common stock — shareholders would experience a lack of liquidity as a result.

      Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective as of September 16, 2002. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirement, and our common stock has traded on the OTC Bulletin Board since January 3, 2003. As part of our liquidation plan, we may close our stock transfer books and the prices of our common stock would cease to be quoted on the OTC Bulletin Board, and shareholders would experience a lack of liquidity as a result.

Item 2.	Properties

      On October 15, 2002, we entered into a Lease Termination Agreement (the “Termination Agreement”), by and between Applied and Teachers Insurance & Annuity Association of America (“TIAA”). Pursuant to the Termination Agreement, we paid an early termination fee of approximately $1 million to TIAA in exchange for the termination of any further obligations under the lease. As of the date of the Termination Agreement, our remaining lease obligation extended through 2007 and was in excess of $6 million. The Termination Agreement required that we vacate the leased premises no later than December 31, 2002. We vacated the leased premises prior to December 31, 2002 under the terms of the Termination Agreement, and we have no remaining lease obligation.

      In December 2002, we signed an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took possession of the premises in that month. Under the terms of the lease agreement, we may terminate the lease by providing a 30-day notice. On February 27, 2003, we provided notice of our intent to terminate the lease, and plan to vacate the premises by March 31, 2003 and secure needed office space on a monthly rental basis. We incurred no termination fee as a result of our February 27, 2003 notice of our intent to terminate the lease.

Item 3.	Legal Proceedings

      From time to time, Applied is involved in legal proceedings, none of which is currently considered material to our business. However, any adverse outcome to future lawsuits against Applied may result in a material adverse effect on our financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders was held on October 29, 2002. The following summarizes the results of matters voted upon at the Special Meeting:

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

      Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003. Our common stock currently trades on the OTC Bulletin Board under the symbol “APMC.OB.” As of March 17, 2003, there were approximately 2,300 holders of our common stock, as estimated by the number of record holders including holders represented by brokers and other institutions.

      The last reported sales price of our common stock as quoted by the OTC Bulletin Board on March 17, 2003 was $0.10 per share. The price per share in the following table sets forth the range of low and high closing prices of the Company’s common stock as quoted on the Nasdaq National Market for the period from January 1, 2001 through September 15, 2002, and on the Nasdaq SmallCap Market for the period from September 16, 2002 through December 31, 2002:

	Low	High

2001
First quarter	$2.13	$5.47
Second quarter	2.06	5.35
Third quarter	1.13	5.16
Fourth quarter	1.00	1.66
2002
First quarter	$1.01	$1.83
Second quarter	0.46	1.35
Third quarter	0.15	0.49
Fourth quarter	0.08	0.25

      The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per-share amounts)
Statement of Operations Data:
Net sales	$13,520	$28,870	$32,315	$33,241	$37,020
Cost of sales	4,788	8,059	9,674	8,664	9,587

Gross profit	8,732	20,811	22,641	24,577	27,433
Operating expenses:
Sales, general and administrative	8,481	13,600	17,094	18,929	18,104
Research and development	5,745	10,204	13,101	11,435	10,438
In-process research and development	621	—	—	—	—
Business restructuring	1,704	2,289	—	—	—

Total operating expenses	16,551	26,093	30,195	30,364	28,542

Loss from operations before other items	(7,819)	(5,282)	(7,554)	(5,787)	(1,109)
Gain on sale of embedded systems development tools business and assets	3,583	—	—	—	—
Loss on sale, disposal, and impairment of long-lived assets held for sale	(901)	—	—	—	—
Loss on eliminating foreign currency translation adjustment from substantial liquidation of international subsidiaries	(593)	—	—	—	—

Loss from operations	(5,730)	(5,282)	(7,554)	(5,787)	(1,109)
Interest income and other, net	58	261	659	706	783

Loss before income taxes and cumulative effect of change in accounting principle	(5,672)	(5,021)	(6,895)	(5,081)	(326)
Income taxes	—	—	—	—	19

Loss before cumulative effect of change in accounting principle	(5,672)	(5,021)	(6,895)	(5,081)	(345)
Cumulative effect of change in accounting principle	—	—	(1,110)	—	—

Net loss	$(5,672)	$(5,021)	$(8,005)	$(5,081)	$(345)

Per-share amounts:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.76)	$(0.71)	$(1.00)	$(0.76)	$(0.05)
Cumulative effect of change in accounting principle	—	—	(0.16)	—	—

Basic and diluted net loss per share	$(0.76)	$(0.71)	$(1.16)	$(0.76)	$(0.05)

Shares used in per-share calculation	7,422	7,076	6,915	6,727	6,811
Pro forma amounts, assuming change in accounting principle applied retroactively:
Net loss	N/A	N/A	$(6,895)	$(4,514)	$(245)
Basic and diluted loss per share	N/A	N/A	$(1.00)	$(0.67)	$(0.04)

      See Note 1 of Notes to Consolidated Financial Statements for information on the change in accounting principle.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$1,882	$5,762	$8,253	$16,311	$20,116
Total assets	5,219	15,024	21,453	28,042	33,290
Long-term liabilities, net of current portion	—	894	—	—	—
Shareholders’ equity	1,882	6,542	10,823	19,187	23,931

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Applied Microsystems Corporation historically created solutions to expedite the development, test and deployment of business and safety-critical embedded systems. We developed, marketed and supported a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Using these tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

      On November 1, 2002, we completed the sale of our embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to our embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations. We received $3.4 million at closing, with the remaining $500,000 subject to a one-year holdback to secure certain indemnification obligations. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters.

      With the sale of our historical revenue-generating assets completed, we had planned to pursue the development of new hardware and software products through our Libra Networks division. Libra Networks was formed as a result of our acquisition of REBA Technologies in May 2002. We planned to focus our Libra Networks development on delivering innovative technology that improves the way Web Services and other enterprise applications are managed in enterprise data centers.

      During the fourth quarter of 2002 we aggressively pursued funding for the Libra Networks business. Feedback from various funding sources produced consistent themes, including concern over Applied’s capital structure as a publicly held entity, concern over the timing and amount of Libra Networks’ projected funding needs, and varying levels of interest in Libra Networks’ overall market opportunity. We also noted a softening in market projections for the adoption of InfiniBand technology in the data center.

      As a result, our board of directors concluded that there was a low probability that Libra Networks could achieve timely and sufficient funding to reasonably support its business plan. Therefore, on December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Liquidation of a corporation is a complex process, and requires a shareholder vote and presents other complexities, with significant uncertainties surrounding the timing and amount of any distribution to shareholders.

      Since December 16, 2002, we have taken steps to reduce our expenses, to prepare our Libra Networks assets for sale, and to prepare a proxy statement and related materials in connection with submitting the proposal to liquidate and dissolve Applied to our shareholders for vote at a meeting of shareholders. We have reduced our workforce from 33 full-time personnel on December 16, 2002, to six remaining administrative personnel and no remaining development personnel. In an effort to further trim expenses, in the fourth quarter of 2002, we entered into an agreement to terminate our headquarters facilities lease no later than December 31, 2002. We paid an early termination fee of approximately $1 million to Teachers Insurance & Annuity Association of America, the landlord under the lease, in exchange for termination of any further obligations under the lease. In December 2002, we entered into an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took possession of the premises later than month. On February 27, 2003, we provided notice of our intent to terminate the sublease in Redmond as of March 31, 2003. We then secured needed office facilities, consisting of approximately 650 square feet, in the Redmond area on a monthly rental basis.

      If shareholders approve the liquidation of Applied and the Plan of Liquidation and Dissolution (the “Plan of Dissolution”), we will file articles of dissolution with the Secretary of State of the State of Washington promptly after the shareholder vote, and attempt to convert our remaining assets, including our Libra Networks assets, into cash and settle our liabilities as expeditiously as possible. Some or all of our assets may be held in a contingency reserve for the satisfaction of certain liabilities.

      On September 16, 2002, our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirement, and our common stock has traded on the OTC Bulletin Board since January 3, 2003.

Critical Accounting Policies and Estimates

      This discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to accounting for the sale of our embedded systems development tools assets and business in November 2002, our plans announced December 16, 2002 to seek shareholder approval to pursue a corporate liquidation, revenue recognition, inventories, accounting for acquisitions such as the May 2002 REBA acquisition, and restructuring activities. We base our estimates and our future expectations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Sale of embedded systems development tools assets and business. Effective November 1, 2002, we completed the sale of our embedded systems development tools business and assets to Metrowerks. We accounted for the sale by removing sold assets and assumed liabilities at their corresponding carrying amounts on the closing date, recognizing the cash proceeds, recognizing the $500,000 holdback receivable, recognizing the corresponding transaction expenses (either as a reduction in previously capitalized transaction expenses, or as a liability for yet-to-be-paid items), and making other transaction-related adjustments as deemed appropriate in the circumstances. As a result, we recognized a net gain on the transaction.

      Our policies with regard to accounting and presentation are based on Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The long-lived corporate assets relating to the Company’s embedded systems development tools business meet the criteria of long-lived assets to be disposed of by sale, as defined in SFAS 144. Most such assets were sold prior to the end of the year, either in the sale to Metrowerks or through an auction held December 10, 2002 at our former corporate headquarters facility.

      Corporate liquidation. On December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Our critical accounting policies with regard to this announced plan to seek liquidation are based on guidance from Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Therefore, as of December 31, 2002, we accrued certain costs relating to employee severance and related benefits, as well as other expenses to terminate our business activities. Ongoing expenses to operate the business during the wind-down are treated as period expenses and were not accrued as of December 31, 2002. In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our current exit activities were initiated in 2002, and we are applying the guidance of EITF 94-3.

      We also determined that, under the provisions of SFAS 144, many of our remaining fixed assets as of the end of 2002 were impaired. We therefore recognized an impairment loss and wrote down our fixed assets to fair value, in accordance with SFAS 144.

      Although we have announced our intent to seek corporate liquidation, such liquidation requires that we obtain shareholder approval, which is not assured. Therefore, our consolidated financial statements for all periods presented have been prepared in accordance with accounting principles generally accepted in the United States of America, and not specifically on the liquidation basis of accounting.

      Revenue recognition. We historically earned revenue on the sale of hardware and software products. We also earned revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services. Revenue from the sale or licensing of products was recognized when persuasive evidence of an arrangement existed, delivery of the product had occurred, the fee was fixed or determinable, and collectibility was probable. If the fee due from a customer was not fixed or determinable, revenue was recognized as payments became due from a customer. If customers had inspection or acceptance rights beyond standard warranty provisions, revenue was recognized when formal notification of inspection or acceptance had been received from the customer. Due to business customs in Japan and our interpretation of Japanese law, product sales in Japan were recognized when the customer notified us that it had inspected and accepted the product. In the absence of receiving written notification of inspection and acceptance, we recognized revenue in Japan on receipt of payment by the customer as an indication of acceptance. When products were sold with significant installation services, all revenue was deferred until installation was completed. Revenue from training and contract engineering services was generally recognized as the services were performed. Revenue from longer-term agreements to perform development services was recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria were met).

      Inventories. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between cost and the estimated net realizable value based on assumptions about future demand and market conditions. Changes in those underlying assumptions — including the impact of the November 2002 asset sale — also resulted in additional write-downs of inventories. While inventories have historically been a material component of our financial statements, we had no remaining inventories as of December 31, 2002 because all inventories had been sold or otherwise disposed of prior to the end of 2002.

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

      Restructuring activities. In the third quarter of 2001, we implemented a restructuring plan designed to reduce operating costs. Again in the second quarter of 2002, we implemented further cost reductions. These restructuring plans included reductions in full-time employees worldwide across our functional organizations; discontinuance or reallocation of selected projects and activities not essential to our long-term goals; abandonment of excess space at our headquarters; as well as other cost reduction and control measures. We used estimates to establish accruals in connection with the restructuring plans, particularly with regard to our contractual lease obligations for abandoned facilities, and the timing and market rates that may be available if we successfully sublease the excess space. In October 2002 we signed a lease termination agreement with the landlord of our headquarters facility whereby we paid an early termination fee of approximately $1 million to the landlord in exchange for the termination of any further obligations under the lease.

Results of Operations

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net sales	$13,520	$28,870	$32,315
Cost of sales	4,788	8,059	9,674

Gross profit	8,732	20,811	22,641
Operating expenses:
Sales, general and administrative	8,481	13,600	17,094
Research and development	5,745	10,204	13,101
In-process research and development	621	—	—
Business restructuring	1,704	2,289	—

Total operating expenses	16,551	26,093	30,195

Loss from operations before other items	(7,819)	(5,282)	(7,554)
Gain on sale of embedded systems development tools business and assets	3,583	—	—
Loss on sale, disposal, and impairment of long-lived assets held for sale	(901)	—	—
Loss on eliminating foreign currency translation adjustment from substantial liquidation of international subsidiaries	(593)	—	—

Loss from operations	(5,730)	(5,282)	(7,554)
Interest income and other, net	58	261	659

Loss before cumulative effect of change in accounting principle	(5,672)	(5,021)	(6,895)
Cumulative effect of change in accounting principle	—	—	(1,110)

Net loss	$(5,672)	$(5,021)	$(8,005)

      Net Sales. Our revenues are derived from the embedded systems development tools business that we sold in November 2002. Such revenues can be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	2002	2001	2000

	(In thousands)
Hardware-enhanced debugging tools	$5,153	$11,507	$21,912
Software analysis tools	4,187	8,209	6,147
Game development systems	4,180	9,154	4,256

Total net sales	$13,520	$28,870	$32,315

      Net sales decreased $15.3 million, or 53%, in 2002, as compared to 2001. The decreases in hardware-enhanced debugging tools revenues and software analysis tools revenues were attributable primarily to continued lower demand from telecommunications customers; lower volume of software licenses sold through third-party developers of integrated development environments; a continued low level of technology spending in the major geographies in which we do business; and the effect of our cost-control measures that forced us to choose development projects among each of our product categories, thereby eliminating some potential revenue-generating opportunities. The overall decline in revenues was also attributable to the sale of our embedded systems development tools assets and business on November 1, 2002, and the related customer uncertainty leading up to the sale.

      Our game development systems revenues related to agreements with Nintendo and Microsoft to provide game development tools for Nintendo’s GamecubeTM and Microsoft’s XboxTM video gaming systems. Game development systems revenues were particularly strong in the first half of 2001 due primarily to shipments to Microsoft in anticipation of the November 2001 retail launch of the Xbox; however, quarterly game development system revenues fluctuated significantly in 2000, in the latter part of 2001, and throughout 2002, depending on order cycles from Microsoft and Nintendo. Order volumes in these periods were generally much lower than in the first half of 2001.

      Net sales decreased $3.4 million, or 11%, in 2001 as compared to 2000. The overall decrease in net sales in 2001 was attributable primarily to decreased sales of hardware-enhanced debug, test, and performance solutions. The decrease in these “run control” products was due primarily to decreased demand from telecommunications customers, overall lower average selling prices, slower-than-anticipated unit volumes through distribution channels, and a general decline in technology spending in the various geographies in which we do business. The decrease in run control product revenues was also attributable to our focus on developing products and channels for software analysis tools as customers moved from hardware development to software development. As a result, we invested less in developing and supporting run control products than in prior periods.

      Software analysis revenues increased 34% in 2001, as compared to 2000 results. This increase was due primarily to our efforts to provide software development solutions that provided value to our customers — including a focus on safety and business-critical customer projects, the timing of customer orders from a third-party developer of integrated development environments, and increased professional services contracts in 2001.

      Our net sales include product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled approximately $1.9 million in 2002, compared to $3.2 million in 2001 and $4.2 million in 2000. These declines were due primary to lower hardware-enhanced debugging sales, for which support contracts are often sold, as well as the sale of the embedded systems development tools business in November 2002.

      Sales outside of North America represented 28% of net sales in 2002, compared to 28% in 2001 and 41% in 2000. In U.S. dollars, international sales outside of North America decreased 53% in 2002, as compared to 2001, and decreased 39% in 2001, as compared to 2000. These decreases were due primarily to poor economic conditions in the international geographies in which we do business, as well as our focus on telecommunications customers. The telecommunications industry continued to experience a worldwide downturn in 2002. Lower international revenues in 2002 was also due to the sale of our embedded systems development tools business in November 2002.

      Our sales through our foreign subsidiaries were generally denominated in local currencies; as a result, fluctuations in currency exchange rates at times had a significant effect on our reported net sales. Had the average exchange rates in 2002 remained constant from 2001, the dollar amount of overall net sales would have been materially unchanged from the amounts reported. Had the average exchange rates in 2001 remained constant from 2000, the dollar amount of overall net sales would have decreased 9% instead of the reported 11%, due primarily to the U.S. dollar strengthening relative to the Japanese yen during much of 2001.

      Cost of Sales and Gross Profit. Gross profit was 65% of net sales in 2002, compared to 72% in 2001 and 70% in 2000. Cost of sales includes materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. We performed periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves were included within cost of sales. The dollar amounts of cost of sales and gross profit fluctuated based on a number of factors, including the volume of corresponding net sales and vendor pricing pressures.

      The gross profit percentage in 2002 was lower than in 2001 due primarily to lower production volumes and differences in the overall sales mix between the two periods. The lower 2002 margin was also due to amounts paid to Metrowerks relating to certain Xbox development tools orders. As part of the November 2002 asset sale transaction, we requested that certain customers and licensors of third-party technology assign contractual rights to Metrowerks. We maintained a contractual relationship with Microsoft whereby we provided development tools for Microsoft’s Xbox video gaming system. In connection with the asset sale, Microsoft elected to exercise their contractual rights under the agreement with us to withdraw certain technology held in escrow. Microsoft also accelerated certain purchase requirements for development tools, and we delivered such development tools in October 2002, prior to closing the asset sale transaction. Because the order was accelerated to occur prior to closing the transaction, Applied and Metrowerks agreed to share the gross margin realized under the sale of those specific development tools, and we paid Metrowerks approximately $350,000 during the fourth quarter of 2002 as a one-time payment. This payment was charged to cost of goods sold, and had the effect of decreasing the 2002 gross profit percentage by 2%.

      Our 2001 increase in gross profit percentage, as compared to 2000, was attributable primarily to changes in product mix — for example, software analysis revenues increased in total and as a percentage of revenues from the prior year, and such revenues generate a higher gross profit percentage than the Company’s hardware-based tools. Though game development systems generally yield a lower gross profit percentage, the increased throughput in the manufacturing operations during the first half of 2001 attributable to game development tools allowed for higher margins for hardware-enhanced debugging tools as well.

      Sales, General and Administrative Expenses. Sales, general, and administrative expenses decreased $5.1 million, or 38%, in 2002, as compared to 2001. The decrease was primarily the result of the effects of continued cost-cutting (including lower personnel levels than the prior year), lower overall commission expenses in 2002 due to the lower revenue levels, and the sale of our embedded systems development tools business in November 2002.

      Sales, general, and administrative expenses decreased $3.5 million, or 20%, in 2001, as compared to 2000. The decrease was due primarily to the adoption of our cost-reduction plan in August 2001, as well as otherwise overall lower personnel-related expenditures on lower headcount levels. Sales of game development tools, which have lower sales-related expenses than our other hardware and software products, also contributed to lower expense levels in 2001, and we had lower overall commission expenses in 2001 due to the decline in total revenues. Because our cost reduction plan was implemented in the second half of 2001, expenses for that year reflect only a partial benefit of the cost reductions.

      Research and Development Expenses. Research and development expenses decreased $4.5 million, or 44%, in 2002, as compared to 2001. The decrease was primarily the result of the effects of continued cost-cutting (including lower personnel levels than the prior year) and the sale of our embedded systems development tools business in November 2002.

      Research and development expenses decreased $2.9 million, or 22%, in 2001, as compared to 2000. This decrease was primarily due to the adoption of a cost-reduction plan in August 2001, as well as lower prototype expenditures in 2001 since much of the effort to develop game development solutions was completed in 2000. In circumstances in which our engineers provide services to customers under development arrangements, the cost of engineers normally classified as research and development are reclassified to cost of goods sold. The overall reduction in 2001 research and development expenses was partially offset by lower 2001 cost allocations to cost of goods sold in comparison to the allocations in 2000 due primarily to game development work completed in 2000.

      In-Process Research and Development. In May 2002, we announced that we had completed the acquisition of REBA Technologies, Inc., and formed Libra Networks, a division of Applied Microsystems, to pursue development of the acquired technology. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of our common stock plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. We did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, we recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

      Because Lary L. Evans was a director of Applied and was the holder of approximately 86% of REBA’s outstanding shares, the negotiation of the terms of the acquisition was handled by an independent committee of our board of directors composed entirely of disinterested directors. This committee engaged an independent valuation firm to provide a basis for negotiations, and ultimately recommended that the transaction be approved by our entire board of directors. Mr. Evans resigned from the board of directors on December 13, 2002, and has had no further involvement in the operations of Applied.

      At closing of the transaction, 50% of the merger consideration was placed into an escrow for the purpose of securing the indemnification obligations of the REBA shareholders under the merger agreement. Those shares and notes will remain in escrow for a period of three years from the closing date and until all pending claims for indemnification, if any, have been resolved.

      Business Restructuring. In August 2001, we implemented a restructuring plan designed to reduce operating costs. The restructuring plan included an abandonment of excess space at our headquarters; as well as other cost reduction and control measures. During the second quarter of 2002, we reassessed the potential exposure for losses for the abandoned space identified in the August 2001 restructuring in light of revised estimates of the timeframe and terms under which a sublease could be negotiated. As a result, we recognized an additional charge of $480,000 in the second quarter of 2002.

      In May 2002, we announced further plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions consisted primarily of a reduction of approximately 45 full-time employees worldwide across our functional organizations, as well as a write-off of certain assets for which the book value was deemed in excess of net realizable value under accounting rules. As a result, we recognized $669,000 in restructuring charges during the second quarter of 2002.

      In the fourth quarter of 2002, after announcing on December 16, 2002 that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated, we further recognized $906,000 in restructuring charges associated with severance and benefits for the remaining 26 personnel. Also during the fourth quarter of 2002, we entered into a Lease Termination Agreement (the “Termination Agreement”), by and between Applied and Teachers Insurance & Annuity Association of America (“TIAA”). Pursuant to the Termination Agreement, we paid an early termination fee of approximately $1 million to TIAA in exchange for the termination of any further obligations under the lease. As of the date of the Termination Agreement, our remaining lease obligation extended through 2007 and was in excess of $6 million. The lease termination fee was less than we had reserved for abandoned space in our accrued restructuring reserve; therefore, we recognized a net benefit of $351,000 in the restructuring charge in the fourth quarter of 2002 relating to the elimination of the reserve for abandoned space.

      Gain on Sale of Embedded Systems Development Tools Business and Assets. On November 1, 2002, we completed the sale of our embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to our embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations, and offered employment to 26 Applied personnel. We received $3.4 million at closing, with the remaining $500,000 subject to a one-year holdback to secure certain indemnification obligations. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters.

      To account for the sale, we recognized the cash proceeds and the holdback receivable, removed sold assets and liabilities from our records at their carrying amounts, and recognized transaction-related expenses. As a result, we recognized a gain on the sale in the fourth quarter of 2002.

      Loss on Sale, Disposal, and Impairment of Long-Lived Assets Held for Sale. Subsequent to the sale of our embedded systems development tools business, we held an auction on December 10, 2002 at our former Redmond, Washington facility, in which we sold virtually all excess furniture, inventory, and equipment that we no longer needed for the Libra Networks business (and in anticipation of moving to a much smaller furnished facility before the end of the year). We accounted for the auction by removing sold assets at net book value, recognizing auction-related expenses, and recognizing the net proceeds from the sale. We also otherwise disposed of remaining inventory and those fixed assets that were not deemed necessary for the Libra Networks business.

      Loss on Eliminating Foreign Currency Translation Adjustment from Substantial Liquidation of International Subsidiaries. We are in the process of liquidating our foreign subsidiaries in Japan, The United Kingdom, France, and Germany. The operations of these entities were significantly curtailed leading up to, and immediately following, the sale of our embedded systems development tools business. In accordance with accounting rules, in the event of the substantial liquidation of a foreign-controlled entity, any remaining foreign currency translation adjustment should be reported as a gain or loss; therefore, we eliminated the foreign currency translation adjustment as of December 31, 2002 and charged the amount as a loss in the fourth quarter of 2002.

      Interest Income and Other, Net. Interest income and other, net, decreased $203,000, or 78%, in 2002, as compared to 2001. Interest income and other, net, decreased $398,000, or 60%, in 2001, as compared to 2002. These decreases were due primarily to a decrease in cash available for short-term investments.

      Cumulative Effect of Change in Accounting Principle. Applied implemented SAB 101 in the fourth quarter of 2000, effective retroactive to January 1, 2000. SAB 101 provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. As a result of our assessment of these new guidelines, we changed our revenue recognition practices for sales in Japan to reflect revenues upon the earlier of customer inspection and acceptance or, in the absence of notification of inspection and acceptance, upon receipt of payment. We adopted SAB 101 under the cumulative catch-up method of accounting, which is the manner prescribed under applicable accounting and reporting rules. Under these rules, the cumulative effect of a change in accounting principle is recognized as an additional item on the Company’s statement of operations in the first quarter of the year in which the change is made. Our adoption of this new standard resulted in a $1.1 million cumulative adjustment increasing our first quarter 2000 net loss. Revenues and expenses in each of the 2000 quarters were likewise adjusted as if the new accounting principle had been adopted since January 1, 2000. See Note 1 of Notes to Consolidated Financial Statements.

Income Taxes

      As of December 31, 2002 we had net operating loss carryforwards of approximately $22.7 million and research and development credit carryforwards of approximately $3.3 million for federal income tax purposes, both of which expire in various amounts through 2022. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. If we obtain shareholder approval and complete the planned corporate liquidation of Applied, we will be unable to utilize our operating loss carryforwards and research and development tax credits.

      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the significant uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. See Note 8 of Notes to Consolidated Financial Statements.

Quarterly Results of Operations

      Our results of operations have historically fluctuated significantly from quarter to quarter. The sale of our embedded systems development tools business and subsequent announced plans to seek shareholder approval to liquidate Applied are expected to significantly affect our future quarterly operating results. For example, we no longer have revenue-generating activities or manufacturing operations, and we have significantly reduced the overall number of personnel in light of our limited financial resources. Therefore, our quarterly results of operations are not necessarily indicative of results for any future period.

Liquidity and Capital Resources

      As of December 31, 2002, we had $3.9 million in cash, cash equivalents, and short-term investments compared to $7.4 million as of December 31, 2001. If shareholders approve our plan to liquidate the Company, we would no longer require capital for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. Rather, we would expect to use the remaining cash to wind-down operations, satisfy our known and unknown obligations and, if cash is available, distribute remaining amounts to shareholders. As part of the agreement to sell our embedded systems development tools business, we agreed to indemnify Metrowerks for specified items — $500,000 of the agreed-upon purchase price was held back to secure certain of these indemnification obligations, and this amount is due to be received in November 2003. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters. These indemnification obligations, other known or unknown obligations, the actual cost of meeting legal and regulatory requirements in the United States and in other jurisdictions to liquidate Applied’s legal entities, and other factors are expected to affect the timing and/or the amount of any distribution to shareholders.

      We used cash of $5.9 million for operating activities in 2002, compared to using $3.6 million for operating activities in 2001. Investing activities provided $6.2 million in cash in 2002, including net cash proceeds of $2.5 million from the sale of our embedded systems development tools business and assets. We used cash to purchase $118,000 in property and equipment in 2002, compared to purchasing $180,000 in property and equipment in 2001 (excluding an equipment purchase of $250,000 in 2001 financed under a long-term capital lease).

      The Company leases certain equipment and international office space under noncancelable leases. We plan to enter into negotiations to settle these obligations, but there can be no assurance that we will be able to do so on terms favorable to the Company, or at all, nor that we will have sufficient funds to do so. Minimum future payments as of December 31, 2002 are as follows:

	Capital	Operating
	Lease	Leases

	(In thousands)
2003	$62	$129
2004	62	37
2005	62	16
2006	16	13
2007	—	—
Thereafter	—	—

	$202	$195

      We received funds totaling $58,000 in 2002 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $497,000 in 2001. We do not anticipate future funds from this source.

      We believe that our existing working capital will provide us with sufficient funds to effect an orderly liquidation, if our shareholders approve a corporate liquidation; however, the timing and amount of any distribution to shareholders is subject to significant uncertainty. If we are unable to effect an orderly liquidation, we could be required to seek protection under the laws of bankruptcy. Our stock is currently trading on the OTC Bulletin Board, and we do not believe we could successfully raise additional funds under our corporate circumstances, either through a debt or equity offering.

Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt, which do not meet the criteria of Accounting Principles Board Opinion 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements because the Company has not historically experienced debt extinguishments.

      In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s current exit activities were initiated in 2002, and the Company is applying the guidance of Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is not expected to have a material impact on the Company’s financial statements because the Company does not expect to initiative future exit activities.

      In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior standards, companies generally did not record a liability when guaranteeing obligations unless it became probable that they would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk related to changes in interest rates, which could adversely affect the value of the Company’s short-term investments. Applied maintains a short-term investment portfolio consisting of interest-bearing securities with an average maturity of less than one year. These securities are classified as “available-for-sale” securities. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 8.	Financial Statements and Supplementary Data

APPLIED MICROSYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Audited Annual Financial Statements:
Report of Independent Certified Public Accountants
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheet as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Applied Microsystems Corporation

      We have audited the accompanying consolidated balance sheet of Applied Microsystems Corporation as of December 31, 2002, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Applied Microsystems Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,672,000 during the year ended December 31, 2002 and the board of directors had unanimously decided to recommend to the shareholders that the Company be liquidated. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We have also audited Schedule II for the year ended December 31, 2002. In our opinion, the schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

Seattle, Washington

February 20, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors

Applied Microsystems Corporation

      We have audited the accompanying consolidated balance sheet of Applied Microsystems Corporation as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the two years in the period ended December 31, 2001 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Microsystems Corporation at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

ERNST & YOUNG LLP

Seattle, Washington

February 1, 2002

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,600	$2,971
Securities available-for-sale	299	3,997
Restricted investment	—	400
Accounts receivable, net	280	3,594
Note receivable	500	—
Inventories	—	1,959
Prepaid and other current assets	449	429
Property and equipment held for sale	91	—

Total current assets	5,219	13,350
Property and equipment, net	—	1,358
Other assets	—	316

Total assets	$5,219	$15,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$1,704
Accrued payroll	1,143	1,178
Other accrued expenses	765	1,453
Deferred revenue	325	3,253
Capital lease obligation	175	—
Notes payable	185	—

Total current liabilities	3,337	7,588
Capital lease obligation, less current portion	—	175
Accrued cost of business restructuring	—	719

Total long-term liabilities	—	894
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,597,000 and 7,149,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	27,233	26,857
Accumulated other comprehensive loss	—	(636)
Accumulated deficit	(25,351)	(19,679)

Total shareholders’ equity	1,882	6,542

Total liabilities and shareholders’ equity	$5,219	$15,024

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands,
	except per-share amounts)
Net sales	$13,520	$28,870	$32,315
Cost of sales	4,788	8,059	9,674

Gross profit	8,732	20,811	22,641
Operating expenses:
Sales, general and administrative	8,481	13,600	17,094
Research and development	5,745	10,204	13,101
In-process research and development	621	—	—
Business restructuring	1,704	2,289	—

Total operating expenses	16,551	26,093	30,195

Loss from operations before other items	(7,819)	(5,282)	(7,554)
Gain on sale of embedded systems development tools business and assets	3,583	—	—
Loss on sale, disposal, and impairment of long-lived assets held for sale	(901)	—	—
Loss on eliminating foreign currency translation adjustment from substantial liquidation of international subsidiaries	(593)	—	—

Loss from operations	(5,730)	(5,282)	(7,554)
Interest income and other, net	58	261	659

Loss before cumulative effect of change in accounting principle	(5,672)	(5,021)	(6,895)
Cumulative effect of change in accounting principle	—	—	(1,110)

Net loss	$(5,672)	$(5,021)	$(8,005)

Per-share amounts:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.76)	$(0.71)	$(1.00)
Cumulative effect of change in accounting principle	—	—	(0.16)

Basic and diluted net loss per share	$(0.76)	$(0.71)	$(1.16)

Shares used in per-share calculation	7,422	7,076	6,915
Pro forma amounts, assuming change in accounting principle applied retroactively:
Net loss	N/A	N/A	$(6,895)
Basic and diluted net loss per share	N/A	N/A	$(1.00)

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock			Other	Total
			Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Deficit	Income (Loss)	Equity

	(In thousands)
Balance at January 1, 2000	6,830	$25,792	$(6,653)	$48	$19,187
Stock options exercised	109	426	—	—	426
Sale of common stock to employees	20	142	—	—	142
Net loss	—	—	(8,005)	—	(8,005)
Foreign currency translation adjustment	—	—	—	(927)	(927)

Comprehensive loss					(8,932)

Balance at December 31, 2000	6,959	26,360	(14,658)	(879)	10,823
Stock options exercised	114	210	—	—	210
Sale of common stock to employees	76	287	—	—	287
Net loss	—	—	(5,021)	—	(5,021)
Foreign currency translation adjustment	—	—	—	243	243

Comprehensive loss					(4,778)

Balance at December 31, 2001	7,149	26,857	(19,679)	(636)	6,542
Stock options exercised	43	2	—	—	2
Sale of common stock to employees	55	56	—	—	56
Common stock issued in
REBA acquisition	350	318	—	—	318
Loss on eliminating foreign currency translation adjustment from substantial liquidation of international subsidiaries	—	—	—	593	593
Net loss	—	—	(5,672)	—	(5,672)
Foreign currency translation adjustment	—	—	—	43	43

Comprehensive loss					(5,629)

Balance at December 31, 2002	7,597	$27,233	$(25,351)	$—	$1,882

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net loss	$(5,672)	$(5,021)	$(8,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of embedded systems development tools business and assets	(3,583)	—	—
Loss on sale, disposal, and impairment of long-lived assets held for sale	901	176	—
Loss on eliminating foreign currency translation adjustment from substantial liquidation of international subsidiaries	593	—	—
In-process research and development	621	—	—
Transaction expenses for in-process research and development	(117)	—	—
Cumulative effect of change in accounting principle	—	—	1,110
Depreciation and amortization	707	1,019	1,053
Net change in operating accounts:
Accounts receivable	3,315	1,912	(204)
Inventories	801	604	(23)
Prepaid and other assets	197	(83)	160
Accounts payable, accrued expenses, and accrued business restructuring	(2,005)	(799)	796
Deferred revenue	(1,659)	(1,419)	(276)

Net cash used in operating activities	(5,901)	(3,611)	(5,389)
Investing activities
Purchases of securities available-for-sale	(2,275)	(8,013)	(5,322)
Maturities of securities available-for-sale	5,973	6,542	13,460
Net proceeds from sale of embedded systems development tools business and assets	2,489	—	—
Net proceeds from sale and disposal of long-lived assets held for sale	84	—	—
Additions to property and equipment	(118)	(180)	(753)

Net cash provided by (used in) investing activities	6,153	(1,651)	7,385
Financing activities
Sale of common stock to employees	56	287	142
Stock options exercised	2	210	426
Cash released (restricted) to secure letter of credit	400	—	(400)
Payments on capital lease obligation	(45)	(32)	—

Net cash provided by financing activities	413	465	168
Effects of foreign currency exchange rate changes	(36)	212	(290)

Net increase (decrease) in cash and cash equivalents	629	(4,585)	1,874
Cash and cash equivalents at beginning of year	2,971	7,556	5,682

Cash and cash equivalents at end of year	$3,600	$2,971	$7,556

Supplemental disclosure of non-cash activities:

In 2001, the Company obtained equipment under a five-year capital lease obligation of $250,000.

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Business

      Applied Microsystems Corporation (“Applied” or the “Company”) historically created solutions to expedite the development, test and deployment of business and safety-critical embedded systems. Applied developed, marketed and supported a comprehensive suite of software and hardware-enhanced development, test, and verification tools for the development of complex embedded microprocessor-based applications. Using these tools, engineers develop, test, debug, emulate and verify embedded software found in a wide variety of products, including voice and data communications networks, console games, avionics systems, automotive systems, medical devices, and consumer electronics.

      Effective November 1, 2002, the Company sold its embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The Company had planned to pursue the development of new hardware and software products through Applied’s Libra Networks division. Libra Networks was formed as a result of the Company’s acquisition of REBA Technologies in May 2002, and Libra is focused on delivering innovative technology that improves the way Web Services and other enterprise applications are managed in enterprise data centers.

      During the fourth quarter of 2002 the Company aggressively pursued funding for the Libra Networks business; however, funding was not secured. Applied’s board of directors concluded that there was a low probability that Libra could achieve timely and sufficient funding to reasonably support Libra’s business plan. Therefore, on December 16, 2002, the Company announced that the board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. The Libra Networks business is operated using the same infrastructure as Applied Microsystems; therefore, Libra’s operations are included within the Company’s statements of operations.

Basis of Presentation

      Although the Company has announced its intent to seek corporate liquidation, such liquidation requires shareholder approval, which is not assured. Therefore, the Company’s consolidated financial statements for all periods presented have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America. However, under Applied’s current business circumstances, management considers the financial statement presentation to be materially consistent with a liquidation basis.

      If Applied’s shareholders do not approve the Company’s plan to liquidate, the board of directors will determine an appropriate course of action, which could include continuing to preserve the Libra Networks assets and technology and continuing to seek financing for the Libra Networks business or a sale of the Libra Networks assets and technology, using a minimum of resources until the Company’s resources are completely depleted. Considering the Company’s recent financial performance and the difficulty it has had in obtaining financing, it is unlikely that Applied would be able to obtain additional equity or debt financing. If the Company were to be unable to obtain sufficient capital, it would deplete its available resources and would be required to discontinue operation of its business.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

      The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Securities Available-for-Sale

      Applied’s investment portfolio is classified as available-for-sale; as such, securities are stated at fair value based on quoted market prices. Interest earned on securities available-for-sale is included in interest income. The amortized cost of investments in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are also included in interest income and other, but were insignificant for all periods presented. The cost of securities sold is calculated using the specific identification method.

Accounts Receivable

      Because the Company sold its revenue-generating business, the remaining accounts receivable at December 31, 2002 primarily represent amounts due from sales activities prior to the November 1, 2002 transaction date. The Company extended credit based on evaluation of customers’ financial condition and, generally, collateral was not required. Certain accounts receivable balances — consisting primarily of amounts due from international distribution channels — have been reserved for as uncollectible as of December 31, 2002 and charged to bad debt expense, based on management’s judgment and the Company’s lack of ongoing business relationships with these distributors. Historically, the Company determined its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable were past due, the Company’s previous loss history, a customer’s ability to pay its obligations to the Company, and the condition of the general economy and the embedded systems development tools industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, securities available-for-sale, accounts and note receivable, accounts and notes payable, and a capital lease obligation. The recorded value of cash and cash equivalents, securities available-for-sale, accounts and note receivable, and accounts payable approximates their fair value due to their short maturities. The recorded value of the notes payable and capital lease obligation approximates fair value based on their short expected maturities as the Company pursues shareholder approval for a corporate liquidation.

Concentrations

      Applied’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, securities available-for-sale, and accounts receivable. The Company’s investment policy limits Applied’s exposure to concentration of credit risk by limiting the amounts that may be invested in similar investment categories. The Company’s $500,000 note receivable as of December 31, 2002 is due in November 2003 from Metrowerks, and represents a holdback from the embedded systems development tools business and asset sale. The holdback secures certain Applied indemnification obligations that expire in November 2003. The Company’s cash balances are in excess of amounts insured by the Federal Deposit Insurance Corporation.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      While inventories have historically been a material component of the Company’s financial statements, Applied had no remaining inventories as of December 31, 2002 because all inventories had been sold or otherwise disposed of prior to the end of 2002. Historically, inventories have been stated at the lower of cost (first-in, first-out basis) or market. Inventory costs included shipping and handling expenses incurred for the purchase of raw materials.

Property and Equipment and Long-Lived Assets

      Property and equipment are carried at the lower of cost or fair value. Applied evaluates the recoverability of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Under the provisions of SFAS 144, the Company’s remaining long-term assets as of the end of 2002 were impaired. The Company therefore recognized an impairment loss of approximately $428,000, which is included within the $901,000 loss on sale, disposal, and impairment of long-lived assets held for sale, and wrote down the long-term assets to estimated fair value, with fair value determined primarily through reference to sales of similar items in third-party transactions. Such remaining assets consist primarily of equipment under a capitalized lease with a recorded value of $50,000 and computer equipment. As of December 31, 2002, the equipment under a capitalized lease is classified as a current asset under property and equipment held for sale, has no accumulated amortization due to the write-down to estimated fair value, and is no longer depreciated. The remaining computer equipment is likewise classified as a current asset under property and equipment held for sale as of December 31, 2002 due to the Company’s plans to seek shareholder approval for liquidating the Company.

Acquired Technology

      Costs to acquire technology are capitalized to the extent the products are technologically feasible. Such amounts are included in other assets on the balance sheet. The Company has historically amortized these costs over periods ranging from 5 to 7 years to match the anticipated revenue stream for the products incorporating the acquired technology. As of December 31, 2002 there was no acquired technology remaining on the balance sheet; as of December 31, 2001, the Company had recorded acquired technology with a net book value of $128,000, and a corresponding accumulated amortization balance of $322,000. Amortization expense was $128,000 in 2002, compared to amortization expense of $97,000 in 2001 and $45,000 in 2000.

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

Revenue Recognition and Cumulative Effect of a Change in Accounting Principle

      The Company historically earned revenue on the sale of hardware and software products. The Company also earned revenue on the sale of services, including hardware and software support, installation, training, and professional engineering services. Revenue from the sale or licensing of products was recognized when persuasive evidence of an arrangement existed, delivery of the product had occurred, the fee was fixed or

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable, and collectibility was probable. If the fee due from a customer was not fixed or determinable, revenue was recognized as payments became due from a customer. If customers had inspection or acceptance rights beyond standard warranty provisions, revenue was recognized when formal notification of inspection or acceptance had been received from the customer. Due to business customs in Japan and the Company’s interpretation of Japanese law, product sales in Japan were recognized when the customer notified the Company that it had inspected and accepted the product. In the absence of receiving written notification of inspection and acceptance, Applied recognized revenue in Japan on receipt of payment by the customer as an indication of acceptance. When products were sold with significant installation services, all revenue was deferred until installation was completed. Revenue from training and contract engineering services was generally recognized as the services were performed. Revenue from longer-term agreements to perform development services was recognized under the percentage-of-completion method, measured based on labor effort or cost incurred to total estimated labor effort or cost (assuming other revenue recognition criteria were met). Adjustments to the Company’s trade accounts receivable balance that results from unused and expired customer credit memos and related items are recognized as revenue in the period in which such credits are no longer available for customer use or are otherwise deemed expired.

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

      The cumulative effect of the change in accounting principle includes product revenue and cost of sales that were subsequently recognized when customers inspected and accepted the products. The pro forma amounts shown on the statements of operations are presented as if the new revenue recognition policy had been applied retroactively for the periods presented.

Advertising Expenses

      Advertising costs are expensed as incurred. The Company incurred $50,000 in advertising expenses in 2002, compared to $52,000 in 2001 and $134,000 in 2000. The Company also incurred expenses related to attendance at trade shows and other promotional activities.

Interest Expense

      The Company incurred $45,000 in interest expense in 2002, compared to $20,000 in 2001 and $6,000 in 2000.

Foreign Currencies

      Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates on the balance sheet date. Revenues and expenses of foreign subsidiaries are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process have historically been accumulated in other comprehensive income (loss). As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, and the subsequent announce-

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment that Applied is seeking shareholder approval to liquidate, the Company’s international operations were substantially closed by the end of the year. The Company therefore recognized a charge of $593,000 in the fourth quarter of 2002 relating to the write-off of foreign currency translation adjustments that had accumulated for these subsidiaries.

      The Company may enter into foreign currency forward contracts to hedge foreign currency transactions, primarily intercompany transactions resulting from sales to foreign subsidiaries. No such contracts were outstanding at any time during 2002, 2001, or 2000.

Basic and Diluted Loss per Share

      Basic loss per share excludes the dilutive effects of stock options, and is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share would be computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Because Applied’s stock options are not dilutive (due to net losses) there is no difference between basic net loss per share and diluted net loss per share. As of December 31, 2002, 2001, and 2000, options to purchase 55,000, 1,491,000, and 1,405,000 shares of common stock, respectively, were excluded from the calculation of loss per share because their effect was antidilutive.

Stock-Based Compensation

      Applied has elected to follow the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock options. Because the exercise price of the Company’s common stock options equals the market price of the underlying stock on the date of grant, no corresponding compensation expense has been recognized. (See Note 9 for SFAS 123, “Accounting for Stock-Based Compensation,” pro forma disclosures.)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 using the assumptions described in Note 9, to its stock-based awards.

	2002	2001	2000

	(In thousands,
	except per-share data)
Net loss, as reported	$(5,672)	$(5,021)	$(8,005)
Total stock-based compensation expense determined under fair-value-based method	(1,176)	(1,685)	(1,958)

Pro forma net loss	$(6,848)	$(6,706)	$(9,963)

Net loss per share as reported	$(0.76)	$(0.71)	$(1.16)

Pro forma net loss per share	$(0.92)	$(0.95)	$(1.44)

Accounting Pronouncements

      In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt, which do not meet the criteria of Accounting Principles Board Opinion 30, should be reclassified to income from continuing

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. Adoption of SFAS 145 is not expected to have a material impact on the Company’s financial statements because the Company has not historically experienced debt extinguishments.

      In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s current exit activities were initiated in 2002, and the Company is applying the guidance of Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is not expected to have a material impact on the Company’s financial statements because the Company does not expect to initiative future exit activities as a result of the Company’s liquidation plan.

      In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior standards, companies generally did not record a liability when guaranteeing obligations unless it became probable that they would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 is not expected to have a material effect on the Company’s consolidated financial statements.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain prior-year amounts have been reclassified to conform to the current-year presentation.

2.	Sale of Embedded Systems Development Tools Business and Assets

      Effective November 1, 2002, the Company sold its embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to the Company’s embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations. The Company received $3.4 million at closing,

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the remaining $500,000 subject to a one-year holdback to secure certain indemnification obligations. Certain other indemnification obligations relating to title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters.

      As of the November 1, 2002 transaction date, the carrying amount of assets and liabilities included in the sale transaction were as follows (in thousands):

Assets
Inventories	$910
Prepaid and other current assets	54
Fixed assets	84

$1,048

Liabilities — deferred revenue and warranty	$1,433

      The gain in the Company’s sale of its embedded systems development tools business and is summarized as follows (in thousands):

Cash received at closing	$3,352
Holdback note receivable	500
Liabilities assumed by purchaser	1,433

Total proceeds	5,285
Carrying value of assets sold	1,048
Transaction and other accrued expenses, net	654

Gain on sale	$3,583

3.	Securities Available-for-Sale

      Securities available-for-sale consist of the following:

December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

(In thousands)
U.S. Treasury and other U.S. Government obligations	$299	$—	$—	$299

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
U.S. Treasury and other U.S. Government obligations	$2,987	$12	$—	$2,999
Corporate debt securities	998	—	—	998

	$3,985	$12	$—	$3,997

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, all of the Company’s securities available-for-sale had contractual maturities of less than one year. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.

4.	Balance Sheet Information

      Detailed balance sheet data is as follows:

	December 31,

	2002	2001

	(In thousands)
Accounts receivable
Receivables	$641	$3,646
Allowance for sales returns and doubtful accounts	(361)	(52)

	$280	$3,594

Allowance for sales returns and doubtful accounts activity Beginning balance	$(52)	$(56)
Bad debt expense/estimated sales returns	(401)	(56)
Accounts written off/actual sales returns	94	62
Recoveries	(2)	(2)

Ending balance	$(361)	$(52)

Inventories
Finished goods	$—	$999
Work in process	—	55
Purchased parts	—	905

	$—	$1,959

Property and equipment
Machinery and equipment	$1,512	$2,243
Office furniture	720	1,985

Total property and equipment	2,232	4,228
Accumulated depreciation	(2,141)	(2,870)

	$91	$1,358

5.	Commitments and Contingencies

      The Company has historically maintained long-term facilities leases that included a corporate headquarters in Redmond, Washington. On October 15, 2002, the Company entered into a Lease Termination Agreement (the “Termination Agreement”), by and between Applied and Teachers Insurance & Annuity Association of America (“TIAA”), the landlord under the Company’s prior headquarters facilities lease. Pursuant to the Termination Agreement, Applied paid an early termination fee of approximately $1 million to TIAA in exchange for the termination of any further obligations under the lease. As of the date of the Termination Agreement, the Company’s remaining lease obligation extended through 2007 and was in excess of $6 million. The Company vacated the leased premises prior to December 31, 2002 under the terms of the Termination Agreement, and the Company has no remaining lease obligation. In December 2002, Applied signed an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possession of the premises in that month. Under the terms of the lease agreement, the Company may terminate the lease by providing a 30-day notice. On February 27, 2003, Applied provided notice of its intent to terminate the lease, and the Company plans to vacate the premises by March 31, 2003. The Company has secured needed office space, consisting of approximately 650 square feet, in the Redmond area on a monthly rental basis. The Company incurred no termination fee as a result of the February 27, 2003 notice of its intent to terminate the lease.

      The Company leases certain equipment and international office space under noncancelable leases. Minimum future payments as of December 31, 2002 are as follows:

	Capital	Operating
	Lease	Leases

	(In thousands)
2003	$62	$129
2004	62	37
2005	62	16
2006	16	13
2007	—	—
Thereafter	—	—

	202	$195

Less amount representing interest	27

Present value of capital lease obligation	175
Current portion	175

Capital lease obligation, less current portion	$—

      Total rent expense in 2002 was $1,523,000 (excluding the amount paid for the Termination Agreement), as compared to rent expense of $1,619,000 in 2001 and $1,430,000 in 2000. The capital lease obligation is classified as a current liability due to Applied’s intent to liquidate the Company and settle its remaining obligations.

      The Company maintained an irrevocable letter of credit in favor of TIAA under the prior headquarters lease. To secure the letter of credit, the Company had pledged a $400,000 certificate of deposit with a bank, which amount was subject to withdrawal restrictions until the related lease was terminated in the fourth quarter of 2002. The Company therefore had no remaining cash restriction as of December 31, 2002; the certificate of deposit is classified as a restricted investment on the balance sheet at December 31, 2001.

      As part of the sale of its embedded systems development tools business, the Company requested that certain customers and licensors of third-party technology assign contractual rights to Metrowerks. Applied maintained a contractual relationship with Microsoft whereby Applied provided development tools for Microsoft’s XboxTM video gaming system. In connection with the asset sale, Microsoft elected to exercise its contractual rights under the agreement with Applied to withdraw certain technology held in escrow. Applied continues to be responsible for reimbursing Microsoft for certain costs in the event of an “epidemic failure” of Applied’s products that were incorporated into Microsoft’s Xbox Development Kit.

      Under the terms of the sale of its embedded systems development tools business, the Company has an obligation to indemnify Metrowerks for any losses from potential breaches of representations or warranties that are asserted within 12 months after the closing date of the asset sale or within the applicable statute of limitations period for claims relating to ownership of assets, payment of taxes, and compliance with applicable laws, if longer. The Company’s indemnification obligations are limited to an overall amount of $3.3 million.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Business Restructuring Activities

      In August 2001, in response to economic uncertainty and reduced revenue streams, Applied implemented a restructuring plan designed to reduce operating costs. The restructuring plan included a reduction of approximately 90 full-time employees worldwide across the Company’s functional organizations, or 39% of the workforce; discontinuance or reallocation of selected projects and activities not essential to the Company’s long-term goals; abandonment of excess space at the Company’s headquarters; as well as other cost reduction and control measures. The charge for abandoned facilities related to amounts accrued for estimated losses on lease commitments for facilities that Applied had abandoned in connection with the August 2001 restructuring. As a result of adopting the restructuring plan, Applied recorded a restructuring charge of $2.3 million in the third quarter of 2001.

      The restructuring charges and related activity for the year ended December 31, 2001 are as follows:

	Accrued			Accrued
	Balance at		Amounts Paid	Balance at
	December 31,	Restructuring	or Charged	December 31,
	2000	Charges	Off, Net	2001

	(In thousands)
Severance and related expenses	$—	$1,001	$937	$64
Asset write-offs	—	134	134	—
Abandoned facilities	—	1,154	60	1,094

	$—	$2,289	$1,131	$1,158

      As of December 31, 2001, a portion of the accrued restructuring liabilities in the amount of $719,000, representing lease commitments which were not planned to be settled in the following 12 months, was classified as long term on the Company’s balance sheet. The remaining accrued restructuring liabilities were classified as current liabilities as of December 31, 2001, and consisted of accounts payable of $3,000, accrued payroll of $12,000 and other accrued expenses of $424,000.

      In May 2002, the Company announced further plans to reduce expenses through a reduction in personnel and realignment of business objectives. The cost reductions consisted primarily of a reduction of approximately 45 full-time employees worldwide across the Company’s functional organizations, as well as a write-off of certain assets for which the book value was deemed in excess of net realizable value under accounting rules. As a result, the Company recognized a charge of $602,000 for severance and related expenses and $67,000 for asset write-offs in the second quarter of 2002. The Company also reassessed the potential exposure for losses for the abandoned space identified in the August 2001 restructuring in light of revised estimates of the timeframe and terms under which a sublease could be negotiated. As a result, the Company recognized an additional charge of $480,000 in the second quarter of 2002.

      In the fourth quarter of 2002, after announcing on December 16, 2002 that the Company’s board of directors had unanimously decided to recommend to shareholders that Applied be liquidated, Applied further recognized $906,000 in restructuring charges associated with severance and benefits for the remaining 26 personnel. Also during the fourth quarter of 2002, the Company entered into an agreement to terminate its headquarters facility lease by paying a lease termination fee of approximately $1.0 million. The lease termination fee was less than the Company had reserved for abandoned space in the accrued restructuring reserve; therefore, Applied recognized a net benefit of $351,000 in the restructuring charge in the fourth quarter of 2002 relating to the elimination of the reserve for abandoned space.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring charges and related activity for the year ended December 31, 2002 are as follows:

	Accrued				Accrued
	Balance at		Amounts Paid		Balance at
	December 31,	Additional	or Charged	Amounts	December 31,
	2001	Charges	Off, Net	Reclassified	2002

	(In thousands)
Severance and related expenses	$64	$1,508	$819	$30	$783
Asset write-offs	—	67	67	—	—
Abandoned facilities	1,094	129	1,097	(30)	96

	$1,158	$1,704	$1,983	$—	$879

      As of December 31, 2002, the accrued restructuring liabilities consisted of accrued payroll of $775,000, accounts payable of $96,000, and other accrued expenses of $8,000.

7.	Acquisition of REBA Technologies, Inc.

      In May 2002, the Company announced that it had completed the acquisition of REBA Technologies, Inc. (“REBA”). REBA’s patent-pending technology is focused on enhancing the operation of server farms for enterprises, application service providers and network service providers. The acquisition consideration consisted of an aggregate of approximately 350,000 shares of the Company’s common stock, valued at $315,000, plus an aggregate principal amount of $178,000 of promissory notes, due May 2004, and bearing interest at the rate of 6% annually. The Company did not acquire any personnel, tangible assets or known liabilities in the transaction. As a result of the acquisition, the Company recognized in-process research and development expenses of $621,000 in the second quarter of 2002, representing the entire purchase price (including transaction-related expenses).

      Because Lary L. Evans was a director of the Company and was the holder of approximately 86% of REBA’s outstanding shares, the negotiation of the terms of the acquisition was handled by an independent committee of the Company’s board of directors composed of disinterested directors. This committee engaged an independent valuation firm to provide a basis for negotiations, and ultimately recommended that the transaction be approved by the Company’s entire board of directors. Mr. Evans resigned from the board of directors on December 13, 2002, and has had no further involvement in the operations of the Company.

      At closing of the transaction, 50% of the merger consideration was placed into an escrow for the purpose of securing the indemnification obligations of the REBA shareholders under the merger agreement. Those shares and notes will remain in escrow for a period of three years from the closing date and until all pending claims for indemnification, if any, have been resolved. In a liquidation of Applied Microsystems, the Company would seek to sell the remaining corporate assets, including the intellectual property acquired in the REBA transaction. The sale of such intellectual property would, of necessity, also address the terms of the escrow agreement, including payment of merger consideration held in escrow.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

      Due to net operating losses, the Company’s provision for income taxes was zero in each of the three years ended December 31, 2002. The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Tax benefit at U.S. statutory rate	$(1,929)	$(1,707)	$(2,722)
Foreign losses with no tax benefit	498	241	—
Tax credits	(173)	(538)	(723)
Change in deferred tax valuation allowance	1,328	1,836	3,580
In-process research and development	211	—	—
Other	65	168	(135)

	$—	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Significant components of the Company’s deferred income taxes are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves for sales returns and doubtful accounts	$137	$40
Accrued and other expenses	309	555
Inventories and other	—	453
Foreign currency translation	—	147
Difference in basis of property and equipment	191	—
Net operating loss carryforwards	7,712	6,150
Tax credit carryforwards	3,347	3,175

	11,696	10,520
Deferred tax liabilities:
Difference in basis of property and equipment	—	(152)

	—	(152)

Net deferred tax asset	11,696	10,368
Valuation allowance	(11,696)	(10,368)

Net deferred taxes	$—	$—

      Due to the uncertainty of the Company’s ability to generate sufficient taxable income to realize its deferred tax assets, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. The valuation allowance increased $1.3 million in 2002, and increased $1.8 million in 2001.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of approximately $22.7 million available to offset future taxable income. To the extent that net operating losses,

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when realized, relate to stock option deductions, the resulting benefits would be credited to shareholders’ equity. The Company also had research and development credits of approximately $3.3 million that may be carried forward, subject to certain limitations, to offset future tax liabilities. The net operating loss and research and development tax credit carryforwards expire in various amounts from 2003 to 2022. Utilization of net operating loss carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. If the Company obtains shareholder approval and completes the planned corporate liquidation of Applied, it will be unable to utilize the operating loss carryforwards and research and development tax credits.

9.	Shareholders’ Equity

Stock Options

      The Company has the following shareholder-approved stock option plans that provide for option grants to employees, directors, and others: the Applied Microsystems Corporation 1992 Performance Stock Plan (the “1992 Plan”), the Applied Microsystems 2001 Stock Option Plan (the “2001 Plan”), and the Applied Microsystems Corporation Director Stock Option Plan (the “Director Plan”). The exercise price of options granted under these plans has been at fair market value on the date of grant. Options are not transferable, and expire no later than ten years following the grant date.

      Prior to February 2000, options granted under the 1992 Plan generally were immediately exercisable, but then subject to the Company’s right to repurchase any shares of common stock received upon exercise in the event that the optionee’s employment with the Company should terminate. Such repurchase rights generally lapsed at a rate of 25% per year from the date of grant. For presentation purposes, outstanding but unexercised options that could be exercised subject to repurchase rights are treated as unvested. Beginning in February 2000, options granted under the 1992 plan — as well as options granted under the 2001 Plan since adopted — are not exercisable immediately, have no Company repurchase rights, and generally vest in 3 to 4 years.

      In April 1999, the Company issued a nonqualified stock option to its then new President and Chief Executive Officer from a specific-purpose stock option plan. The option was granted at an exercise price equal to fair market value on the day of grant for the purchase of 215,000 shares of the Company’s common stock, and was immediately exercisable; however, the Company retained repurchase rights similar to options issued under the 1992 Plan during that period of time.

      As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, all vesting for stock options under the 1992 Plan, the 2001 Plan, and the specific-purpose stock option plan was accelerated. Because all such unvested options had exercise prices substantially above the trading price of the Company’s common stock, no options were exercised as a result of the accelerated vesting, and all such options were subsequently terminated. The only options that remain outstanding as of December 31, 2002 are those granted under the Director Plan. Options granted under the Director Plan vest one year following grant date.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information is as follows:

	Year Ended December 31,

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding at beginning of year	1,491	$3.21	1,405	$4.05	1,381	$3.49
Granted	155	1.00	678	2.50	448	6.34
Expired	(1,548)	3.00	(478)	5.02	(315)	4.89
Exercised	(43)	0.05	(114)	1.85	(109)	3.89

Outstanding at end of year	55	$5.35	1,491	$3.21	1,405	$4.05

Vested options	45	$6.33	572	$3.73	541	$3.10

      Using the Black-Scholes multiple option pricing model, the weighted average fair value of options granted during 2002 was $0.60, compared to $1.95 in 2001 and $5.00 in 2000. As of December 31, 2002, 1,627,749 options were available for grant.

      The following table summarizes information related to outstanding and vested options at December 31, 2002:

	Outstanding			Vested

		Weighted	Weighted		Weighted
		Average	Average		Average
	Shares	Exercise	Remaining	Shares	Exercise
Range of Exercise Prices	(000)	Price	Term	(000)	Price

$0.02- 2.00	10	$0.95	9.4	—	$—
2.01- 4.00	20	3.73	7.9	20	3.73
4.01- 7.00	20	6.14	6.1	20	6.14
7.01-17.50	5	17.50	3.4	5	17.50

	55	5.35	7.1	45	6.33

      Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Annualized volatility factor	1.250	1.133	1.102
Risk-free interest rate	2.4%	4.4%	6.2%
Expected life of options	1.7 years	4.2 years	4.5 years
Expected dividend rate	nil	nil	nil

      The Black-Scholes option value model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2002	2001	2000

	(In thousands,
	except per-share data)
Net loss, as reported	$(5,672)	$(5,021)	$(8,005)
Pro forma net loss	(6,848)	(6,706)	(9,963)
Net loss per share as reported	(0.76)	(0.71)	(1.16)
Pro forma net loss per share	(0.92)	(0.95)	(1.44)

Shareholder Rights Plan

      In 1998, the Company adopted a Shareholder Rights Plan, declaring a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The Rights become exercisable upon the earlier of a person or group announcing (1) an acquisition of 15% or more of the common stock of the Company or (2) the commencement of a tender or exchange offer that would result in such person acquiring ownership of 15% or more of the common stock of the Company. Each Right entitles the holder to purchase 1/100th of a preferred share at an exercise price of $30. Upon a triggering event, each holder of a Right shall be entitled to purchase common stock that has a market value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights at $0.01 each under specified circumstances.

10.	Employee Benefits

      The Company has a retirement plan covering substantially all U.S. employees that provides for voluntary salary deferral contributions on a pre-tax basis in accordance with Section 401(k) of the Internal Revenue Code. The Company may provide matching contributions based on a defined formula, or may make discretionary contributions. During 2002, the Company made no contributions, as compared to contributions of $115,000 in 2001 and $234,000 in 2000.

      The Company also has an employee stock purchase plan (the “ESPP”) through which the Company is authorized to issue up to 500,000 shares of common stock. The ESPP permits eligible personnel to purchase the Company’s common stock at the lesser of 85% of fair market value on certain prescribed dates, as defined in the ESPP, through payroll deductions of up to 15% of their compensation, provided that no employee may purchase common stock worth more than $25,000 in any calendar year. At December 31, 2002, 163,520 shares were available under the plan.

11.     Product, Geographic, and Related Information

      All Company revenue was derived from a single line of business — the design, manufacture, and distribution of development and test hardware and software tools for embedded product manufacturers — which business was sold effective November 1, 2002. Sales of game development products and services to Microsoft Corporation accounted for 25% of net sales in 2002 and 30% in 2001; no customer accounted for

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more than 10% of net sales in 2000. The following table provides information concerning products and services offered:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net sales
Hardware and software debug and analysis tools	$7,148	$14,519	$22,685
Game development tools	4,100	8,325	2,839

Total product sales	11,248	22,844	25,524
Services	2,272	6,026	6,791

	$13,520	$28,870	$32,315

Cost of goods sold
Products	4,379	6,810	7,827
Services	409	1,249	1,847

	$4,788	$8,059	$9,674

      Certain operating information by geographic area is provided in the table below, based on the location of the Company’s facilities. Sales are not recognized for financial statement purposes until there has been a sale to an unaffiliated customer. The operating information relates primarily to the Company’s embedded systems development tools business, which was sold effective November 1, 2002.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net sales
United States	$10,454	$22,090	$20,659
Japan	2,022	4,747	8,111
Europe	1,044	2,033	3,545

	$13,520	$28,870	$32,315

Export sales to unaffiliated customers	$739	$1,270	$1,611

Loss before income taxes
United States	$(3,904)	$(4,266)	$(6,675)
Japan	(4,203)	(923)	63
Europe	(648)	(845)	(818)
Corporate eliminations and cumulative effect of change in accounting principle	3,083	1,013	(575)

	$(5,672)	$(5,021)	$(8,005)

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	(In thousands)
Long-lived assets
Property and equipment, net
United States	$91	$1,292
Japan	—	15
Europe	—	51

	$91	$1,358

Other assets, net
United States	$—	$185
Japan	—	113
Europe	—	18

	$—	$316

      The Company’s net assets in defined geographic areas were as follows:

	December 31,

	2002	2001

	(In thousands)
United States	$1,432	$5,688
Japan	415	862
Europe	35	(8)

	$1,882	$6,542

12.	Quarterly Financial Information (unaudited)

      Summarized quarterly financial information is as follows:

	Quarters Ended in 2002

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per-share data)
Net sales	$4,865	$3,271	$2,781	$2,603
Gross profit	3,070	2,330	1,873	1,459
Net income (loss)	(1,212)	(3,423)	(1,045)	8
Basic and diluted net income (loss) per share	$(0.17)	$(0.47)	$(0.14)	$0.00
Shares used in basic and diluted per-share calculation	7,171	7,338	7,553	7,597

      Net loss for the quarter ended June 30, 2002 includes the effect of the Company’s acquisition of REBA Technologies, and a charge of $621,000 for in-process research and development (see Note 7). Net income for the quarter ended December 31, 2002 includes a $3.6 million gain on sale of the Company’s embedded

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

systems development tools business (see Note 2). The Company’s 2002 quarterly results were also impacted by business restructuring activities (see Note 6).

	Quarters Ended in 2001

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per-share data)
Net sales	$10,114	$8,840	$4,605	$5,311
Gross profit	7,307	6,324	3,424	3,756
Net income (loss)	260	(892)	(3,968)	(421)
Basic net income (loss) per share	$0.04	$(0.13)	$(0.56)	$(0.06)
Diluted net income (loss) per share	$0.04	$(0.13)	$(0.56)	$(0.06)
Shares used in basic per-share calculation	6,990	7,055	7,113	7,143
Shares used in diluted per-share calculation	7,277	7,055	7,113	7,143

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 21, 2002 we filed a current report on Form 8-K announcing that on June 14, 2002, we dismissed Ernst & Young LLP as our independent accountants. We also disclosed that on June 20, 2002, the Company engaged Grant Thornton LLP as our new independent accountants for the year ended December 31, 2002.

      The reports of Ernst & Young LLP on the Company’s financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Independent Auditor’s Report on the consolidated financial statements of the Company for the year ended December 31, 2000 contained an explanatory paragraph regarding the Company’s change in its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

      In connection with the audits of our financial statements for each of the two years ended December 31, 2001 and 2000, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information called for by this Item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days from the registrant’s 2002 fiscal year end.

Item 11.	Executive Compensation

      The information called for by this Item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days from the registrant’s 2002 fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information called for by this Item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days from the registrant’s 2002 fiscal year end.

Item 13.	Certain Relationships and Related Transactions

      The information called for by this Item is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days from the registrant’s 2002 fiscal year end.

PART IV

Item 14.	Controls and Procedures

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

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Index to list of documents filed as part of this report

(1) Financial Statements — See Index to Financial Statements at Item 8 of this report.

(2) Financial Statement Schedules

Report of Grant Thornton LLP, Independent Auditors, on Financial Statement Schedule Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted because they were not applicable or were not required under the applicable regulations of the Securities and Exchange Commission.

(3) Exhibits

Exhibit
Number		Description

3	.1(1)	Restated Articles of Incorporation of the Company
3	.2(1)	Restated Bylaws of the Company
10	.3(1)	1992 Performance Stock Plan, as amended to date
10	.4 (1)	1995 Directors Stock Option Plan, as amended to date
10	.8 (1)	Third Amended and Restated Investment Agreement dated as of September 15, 1995
10	.18(2)	Employment Agreement by and between Stephen J. Verleye and the Company, dated April 1, 1999
10	.20(3)	Shareholder Rights Plan, dated December 10, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C.
10	.21(4)	First Amendment to the Shareholder Rights Plan, effective December 10, 1998, between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.) dated May 23, 2000
10	.22(5)	2001 Stock Option Plan
10	.23(6)	Form of Change of Control Agreement for vice president officers, adopted by the Board of Directors April 23, 2001
10	.24(7)	Microsoft Xbox Component Purchase Agreement
10	.25(8)	1996 Employee Stock Purchase Plan, as amended and restated to date
10	.26(9)	Agreement and Plan of Reorganization By and Among Applied Microsystems Corporation, Libra Networks, Inc., and Sellers dated May 22, 2002
10	.27(9)	Escrow Agreement relating to the Agreement and Plan of Reorganization By and Among Applied Microsystems Corporation, Libra Networks, Inc., and Sellers dated May 22, 2002
10	.28(10)	Asset Purchase Agreement by and between Metrowerks Corporation, a Texas corporation and wholly owned subsidiary of Motorola, Inc. on the one hand, and Applied Microsystems Corporation, a Washington Corporation on the other hand, dated September 3, 2002

Exhibit
Number		Description

10	.29(11)	Lease Termination Agreement, dated October 15, 2002
21		Subsidiaries of the Registrant
23		Consent of Grant Thornton LLP, Independent Auditors
23.1		Consent of Ernst & Young LLP, Independent Auditors
99.1		Certification of Chief Executive Officer
99.2		Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 333-97002)

(2)	Filed as an exhibit to Form 10-Q for the quarters ended June 30, 1999 and September 30, 1999, and incorporated herein by reference.

(3)	Incorporated by reference to the Company’s registration statement on Form 8-A filed with the Securities and Exchange Commission on December 15, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 22, 2001 filed with the Securities and Exchange Commission on April 16, 2001.

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 23, 2000 filed with the Securities and Exchange Commission on April 14, 2000.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2002.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2002.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2002.

(b) Reports on Form 8-K

We filed a report on Form 8-K with the Securities and Exchange Commission on December 18, 2002, regarding our board of directors’ unanimous decision to recommend to shareholders that the Company be liquidated.

We filed a report on Form 8-K with the Securities and Exchange Commission on December 31, 2002, regarding our receipt of a Nasdaq SmallCap Market delisting notification.

We filed a report on Form 8-K with the Securities and Exchange Commission on March 4, 2003, regarding information on our tentative liquidation timeframe and recent measures taken by the Company to reduce its expenses pending liquidation and dissolution.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 28, 2003.

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

Signature	Title	Date

/s/ STEPHEN J. VERLEYE Stephen J. Verleye	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ ROBERT C. BATEMAN Robert C. Bateman	Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ CHARLES H. HOUSE Charles H. House	Chairman of the Board	March 28, 2003

/s/ ELWOOD D. HOWSE, JR. Elwood D. Howse, Jr.	Director	March 28, 2003

SECTION 302(a) CERTIFICATIONS

I, Robert C. Bateman, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Microsystems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT C. BATEMAN

Robert C. Bateman
Vice President, Chief Financial Officer,
Secretary, and Treasurer

I, Stephen J. Verleye, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Microsystems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ STEPHEN J. VERLEYE

Stephen J. Verleye
President and Chief Executive Officer

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

APPLIED MICROSYSTEMS CORPORATION

Years Ended December 31, 2002, 2001 and 2000

COL A.	COL B.	COL C.			COL D.		COL E.

		Additions

			(2)
		(1)	Charged to
	Balance at	Charged to	Other				Balance at
	Beginning	Costs and	Accounts:		Deductions:		End of
Description	of Period	Expenses	Describe		Describe		Period

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for sales returns and doubtful accounts	52,000	380,000	21,000	(B)	(92,000	)(A)	361,000
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for sales returns and doubtful accounts	56,000	1,000	55,000	(B)	(60,000	)(A)	52,000
Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for sales returns and doubtful accounts	92,000	—	34,000	(B)	(70,000	)(A)	56,000

(A)	Uncollectible accounts written off, net of recoveries, and actual sales returns

(B)	Estimated future sales returns charged to revenue

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Articles of Incorporation of the Company
3	.2(1)	Restated Bylaws of the Company
10	.3(1)	1992 Performance Stock Plan, as amended to date
10	.4 (1)	1995 Directors Stock Option Plan, as amended to date
10	.8 (1)	Third Amended and Restated Investment Agreement dated as of September 15, 1995
10	.18(2)	Employment Agreement by and between Stephen J. Verleye and the Company, dated April 1, 1999
10	.20(3)	Shareholder Rights Plan, dated December 10, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C.
10	.21(4)	First Amendment to the Shareholder Rights Plan, effective December 10, 1998, between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.) dated May 23, 2000
10	.22(5)	2001 Stock Option Plan
10	.23(6)	Form of Change of Control Agreement for vice president officers, adopted by the Board of Directors April 23, 2001
10	.24(7)	Microsoft Xbox Component Purchase Agreement
10	.25(8)	1996 Employee Stock Purchase Plan, as amended and restated to date
10	.26(9)	Agreement and Plan of Reorganization By and Among Applied Microsystems Corporation, Libra Networks, Inc., and Sellers dated May 22, 2002
10	.27(9)	Escrow Agreement relating to the Agreement and Plan of Reorganization By and Among Applied Microsystems Corporation, Libra Networks, Inc., and Sellers dated May 22, 2002
10	.28(10)	Asset Purchase Agreement by and between Metrowerks Corporation, a Texas corporation and wholly owned subsidiary of Motorola, Inc. on the one hand, and Applied Microsystems Corporation, a Washington Corporation on the other hand, dated September 3, 2002
10	.29(11)	Lease Termination Agreement, dated October 15, 2002
21		Subsidiaries of the Registrant
23		Consent of Grant Thornton LLP, Independent Auditors
23.1		Consent of Ernst & Young LLP, Independent Auditors
99.1		Certification of Chief Executive Officer
99.2		Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1995 (File No. 333-97002)

(2)	Filed as an exhibit to Form 10-Q for the quarters ended June 30, 1999 and September 30, 1999, and incorporated herein by reference.

(3)	Incorporated by reference to the Company’s registration statement on Form 8-A filed with the Securities and Exchange Commission on December 15, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 22, 2001 filed with the Securities and Exchange Commission on April 16, 2001.

(6)	Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(8)	Incorporated by reference to the Company’s definitive Proxy Statement for the Company’s Annual Meeting of Shareholders held on May 23, 2000 filed with the Securities and Exchange Commission on April 14, 2000.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2002.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2002.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2002.