Form 10-K/A
period 2002-12-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2003-04-30
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K/A

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to

Commission File Number 0-26778

APPLIED MICROSYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1074996 (I.R.S. Employer Identification Number)

16770 NE 79th Street, #103, Redmond, Washington 98052
(425) 883-1606

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    No    [X]

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

          Common stock: 7,597,303 shares outstanding as of April 15, 2003.

     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on April 15, 2003, as reported on the OTC Bulletin Board, was $506,904.1 The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on June 28, 2002, as reported on the Nasdaq National Market, was $2,694,645.

     1Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

EXPLANATORY NOTE

     This amendment to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.      .

     As used in this amendment to annual report on Form 10-K/A, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Applied” refer to Applied Microsystems Corporation, a Washington corporation, and its subsidiaries.

     Part III of the registrant’s annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth, for our current directors, information with respect to their ages and background.

			Director
Name	Position With Applied Microsystems	Age	Since

Charles H. House	Director	62	1998
Elwood D. Howse, Jr.	Director	63	1992
Stephen J. Verleye	Director, President and Chief Executive Officer	47	1999

     Charles H. House has served as a director of Applied since July 1998 and was appointed Chairman in January 2001. Mr. House presently serves as Director of Societal Impact of Technology at Intel Corporation. Mr. House previously served as Executive Vice President of Communications Research at Dialogic Corp., which was acquired by Intel Corporation in 1999, and was initially appointed to a similar position by Dialogic in November 1997. In December 1995, Mr. House first joined Dialogic as President of its wholly owned subsidiary, Spectron MicroSystems. From December 1993 to 1995, Mr. House served as Senior Vice President and General Manager of the VISTA Division of Veritas Software. Mr. House has also held various senior management positions at other high-technology companies, including Senior Vice President of Product Development and Management of Informix Software, and founder and General Manager of Hewlett-Packard’s Logic Systems division. He also served as Hewlett-Packard’s corporate Engineering Director and General Manager of its Software Engineering Systems division. Mr. House is also a director of several private companies.

     Elwood D. Howse, Jr. has served as a director of Applied since February 1992, and served as Chairman from April 2000 to January 2001. Mr. Howse has served as President of Cable & Howse Ventures, a Northwest venture capital management firm, since 1981, and as General Partner of the CH Partners venture funds. Mr. Howse is also a director of OrthoLogic Corporation, ImageX, Inc., and BSQUARE Corporation, as well as several private companies.

     Stephen J. Verleye joined Applied in April 1999 as its President and Chief Executive Officer, and also joined the Company’s Board of Directors at that time. In late January 2003, Mr. Verleye terminated his paid employment with Applied under the terms of his employment agreement (see “Employment Contracts and Change-In-Control Agreements”). Mr. Verleye continues to serve in the capacity of President and Chief Executive Officer on an unpaid basis, and remains on the Board of Directors. Beginning in 1993, Mr. Verleye served in various management capacities at RadiSys Corporation, a designer and manufacturer of embedded computing systems. At RadiSys, Mr. Verleye first served as its Vice President of Marketing, and subsequently as Vice President of Business Development. In May 1996 he was appointed Vice President and General Manager, Commercial Equipment Division, and in October 1998 he was appointed joint responsibility of the merged Automation Equipment Division. Prior to joining RadiSys, Mr. Verleye held various marketing management roles at Sequent Computer Systems, Inc., as well as various sales and marketing roles at Intel Corporation.

     Our executive officers are generally elected annually at the meeting of our Board of Directors held in conjunction with the annual meeting of shareholders. The following are our current executive officers and their ages as of March 31, 2003:

Name	Age	Officer	Position Since

Stephen J. Verleye	47	President and Chief Executive Officer(1)	1999
Robert C. Bateman	40	Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer	1999

(1)	In late January 2003, Mr. Verleye terminated his paid employment with Applied under the terms of his employment agreement. Mr. Verleye continues to serve in the capacity of President and Chief Executive Officer of Applied on an unpaid basis, and remains a member of Applied’s Board of Directors.

     The following are former executive officers whose employment with the Company was terminated in January 2003 as we reduced our operating expenses, and their ages as of January 31, 2003:

Name	Age	Officer	Position Since

Mark C. Budzinski	42	Vice President of Business Development and Sales	1999
Alex A. Doumani	42	Vice President of Engineering	2001

     The following sets forth the business experience, principal occupations and employment of each of our current and the above-listed former executive officers who do not sit on the board (see above for such information with respect to Mr. Verleye):

     Robert C. Bateman joined Applied in October 1999 as Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer. From March 1996 to September 1999, Mr. Bateman held various management positions at NeoPath, Inc., a medical device company, including Corporate Controller, Corporate Secretary, Treasurer, Vice President, and Chief Financial Officer. Prior to joining NeoPath, Mr. Bateman held various positions at Ernst & Young LLP.

     Mark C. Budzinski joined Applied in September 1999 as Vice President of Marketing, and most recently served as Vice President of Business Development and Sales. From May 1996 to August 1999, Mr. Budzinski was Director of Marketing at RadiSys Corporation. Prior to joining RadiSys, Mr. Budzinski held various marketing positions at Sequent Computer Systems, Inc. and Intel Corporation.

     Alex A. Doumani joined Applied in June 2001 as Vice President of Engineering. Before joining Applied, Mr. Doumani spent more than a decade with RadiSys Corporation, most recently as that company’s Vice President of Central Engineering. He also held responsibility for RadiSys’ merger and acquisition activities; served as the general manager of the embedded system software operation; and established the company’s European offices. Prior to RadiSys, he worked at Tektronix, Inc. in a variety of software engineering management positions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such reports furnished to us and written representations by certain reporting persons regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to our fiscal year ended December 31, 2002, all filing requirements applicable to our executive officers, directors and greater-than-10% shareholders were complied with.

Item 11.  Executive Compensation.

     The following table sets forth information concerning the compensation of our chief executive officer and our three other most highly compensated executive officers during the fiscal years ended December 31, 2000, 2001 and 2002.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation

				Securities
		Annual Compensation		Underlying
Name and	Fiscal			Stock	All Other
Principal Position	Year	Salary	Bonus(1)	Options(#)	Compensation(2)

Stephen J. Verleye	2002	$216,346	$10,000	—	$1,329
President and CEO	2001	217,054	19,688	45,000	5,617
	2000	224,617	3,656	—	5,362
Robert C. Bateman	2002	$164,423	$10,000	—	$403
VP, CFO, Corporate	2001	164,307	14,963	30,000	3,415
Secretary and Treasurer	2000	153,462	2,503	20,000	3,370
Mark C. Budzinski(3)	2002	$163,545	$—	—	$22,561
VP of Worldwide Sales	2001	161,759	7,350	30,000	62,768
	2000	160,000	32,600	20,000	12,758
Alex A. Doumani (4)	2002	$163,462	$—	—	$565
VP of Engineering	2001	86,843	30,000	90,000	1,418

(1)	Bonus amounts are reflected in the year they were earned, without regard to when the amounts were received.

(2)	Represents employer 401(k) matching contributions and term life insurance premiums, except as otherwise noted.

(3)	Mr. Budzinski’s other compensation includes sales commissions of $21,958 in 2002, $58,022 in 2001 and $8,005 in 2000.

(4)	Mr. Doumani joined the Company in June 2001. Mr. Doumani’s bonus compensation consists of a signing bonus of $30,000 in 2001.

Stock Options Granted in Fiscal 2002

     The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2002, to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
Potential Realizable
	Number of	Percent of			Value at Assumed
	Securities	Total			Annual Rates of Stock
	Underlying	Options			Price Appreciation for
	Options	Granted to	Exercise		Option Term
	Granted	Employees	Price	Expiration
Name	(#)	in 2002	($/Sh)	Date	5%	10%

Stephen J. Verleye	—	—	—	—	—	—
Robert C. Bateman	—	—	—	—	—	—
Mark C. Budzinski	—	—	—	—	—	—
Alex A. Doumani	—	—	—	—	—	—

Option Exercises and Fiscal 2002 Year-End Values

     The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended December 31, 2002, and unexercised options held as of December 31, 2002, by the persons named in the Summary Compensation Table above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying		In-the-Money
			Unexercised		Options at
	Shares		Options at		Fiscal Year-
	Acquired		Fiscal Year-End(#)(1)		End
	on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen J. Verleye	—	—	—	—	—	—
Robert C. Bateman	—	—	—	—	—	—
Mark C. Budzinski	—	—	—	—	—	—
Alex A. Doumani	—	—	—	—	—	—

(1)	In connection with the November 2002 sale of our embedded systems development tools business and assets to Metrowerks Corporation, a wholly-owned subsidiary of Motorola, Inc., all outstanding employee options to purchase our common stock were terminated.

Compensation of Directors

     During 2002, directors who are not employees of the Company received $1,000 for each Board meeting attended and $500 for each telephonic Board meeting. Our non-employee directors during 2002 included Mr. Evans, Mr. House, and Mr. Howse. Mr. House also received $10,200 in consulting fees from us during 2002.

     In December 2002, our Board of Directors formed a special committee consisting of Mr. House and Mr. Howse to oversee, review and make recommendations to the Board of Directors concerning certain transactions relating to the liquidation of the Company, including overseeing the process of attempting to sell our Libra Networks assets. Beginning January 1, 2003, each member of this committee receives $6,000 per quarter as compensation for his services as a member of the committee.

     We also have a Director Stock Option Plan, under which a grant of a nonqualified option to purchase 5,000 shares of our common stock is automatically made to each non-employee director on the date of each annual meeting of shareholders. During 2002, options to purchase 15,000 shares of our common stock were granted under the plan. Each of these options has an exercise price of $0.95, a ten-year term, and will vest on the date of the 2003 annual meeting of shareholders. In February 2003, the Board of Directors approved the cancellation of all options granted under the plan, with such option cancellations to be effective on the date that shareholders approve a plan to dissolve and liquidate the Company.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     In April 1999, we entered into an employment agreement with Stephen J. Verleye, our President and Chief Executive Officer. Under the agreement, Mr. Verleye is entitled to receive monthly severance payments equal to his salary and benefits for a period of six months following termination of his employment in certain circumstances. Mr. Verleye will no longer be entitled to receive these severance payments at such time as he obtains other full-time employment or if he competes with us. In December 2002, the Board of Directors approved certain modifications to Mr. Verleye’s employment agreement which include: Mr. Verleye may elect to receive, in lieu of the severance payments described above, a severance payment equal to one-half times his full annual base salary, payable in a lump sum within thirty days following termination of his employment due to disability or without cause, without regard to whether Mr. Verleye has other full-time employment immediately following such termination of employment or whether he competes with us; and until the earlier of twelve months following termination of Mr. Verleye’s employment, or the date Mr. Verleye becomes employed on a full-time basis by another employer, we will maintain in full force and effect for the continued benefit of Mr. Verleye or his designee all life, medical and disability insurance he was entitled to receive immediately prior to the date of his termination of employment. Mr. Verleye was removed from our ongoing payroll records effective late January 2003, and we subsequently paid Mr. Verleye the lump sum severance payment described above. Mr. Verleye continues to retain the title and perform the functions of President and Chief Executive Officer with no compensation, and remains a member of our Board of Directors.

     In April 2001, our Board of Directors approved a plan for certain of our executive officers, including Robert C. Bateman, Mark C. Budzinski and Alex A. Doumani, that provides for severance payments equal to one-half of their annual salary following termination of employment after a change in control. In addition, for a period of twelve months following such termination of employment, we will maintain medical benefits each executive officer was entitled to receive immediately prior to the date of his termination of employment. After the termination of Mr. Budzinski’s and Mr. Doumani’s employment in January 2003, we paid each former executive the severance payments described above and continue to reimburse these former executives for medical benefits in accordance with the plan. We intend to provide similar payments to Mr. Bateman following termination of his employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 15, 2003, certain information with respect to the beneficial ownership of our common stock by (i) each shareholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director of Applied, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

	Number of Shares of
	Common Stock
	Beneficially	Percent of Common
Name of Beneficial Owner(1)	Owned (1)	Stock Outstanding

Orien II, L.P. (2) c/o Orien Ventures 300 Oswego Point Dr., Suite 200 Lake Oswego, OR 97034	1,246,257	16.4%
Robert L. Deinhammer (3) 21 Comistas Court Walnut Creek, CA 94598	593,994	7.8%
Dimensional Fund Advisors Inc. (4). 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	385,500	5.1%
Charles H. House (5)	7,500	*
Stephen J. Verleye	—	*
Robert C. Bateman	4,016	*
Mark C. Budzinski	—	*
Alex A. Doumani	—	*
Elwood D. Howse, Jr. (6)	40,731	*
All current directors and executive officers as a group (6 persons) (7)	52,247	*

*	Less than 1%.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property law, where applicable, and to the information contained in the footnotes to this table. The number of shares of common stock shown as beneficially owned by the persons named in this table includes all shares of common stock underlying options exercisable within 60 days of April 15, 2003. The percentage of common stock outstanding is calculated on the basis of 7,597,303 shares of common stock outstanding as of April 15, 2003, except that shares of common stock subject to options currently exercisable, or exercisable within 60 days of April 15, 2003, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Anthony Miadich is a former member of our board of directors and is a Managing General Partner of Orien Venture Partners, the general partner of Orien II, L.P., and shares voting and investment power over shares held by Orien II, L.P. with George Kalan, a General Partner of Orien Venture Partners. The beneficial ownership includes 12,500 shares issuable to Mr. Miadich upon the exercise of stock options that are exercisable within 60 days of April 15, 2003. The beneficial ownership also includes 9,108 shares held in trust attributable to Mr. Kalan and 8,931 shares held in trust attributable to Mr. Miadich.

(3)	Based on documents filed by Mr. Deinhammer with the Securities and Exchange Commission in August 2001.

(4)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the “Portfolios”). In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 385,500 shares of our common stock as of December 31, 2002. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such shares.

(5)	Consists of 7,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 15, 2003.

(6)	Includes 17,500 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 15, 2003.

(7)	Includes 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days of April 15, 2003.

Equity Compensation Plan Information

     We currently maintain three compensation plans that provide for the issuance of our common stock to officers and other employees, directors, and consultants. These consist of the 1992 Performance Stock Plan, the 2001 Stock Option Plan and the Director Stock Option Plan, all of which have been approved by shareholders. As the result of the Company’s sale of its embedded systems development tools business and assets in November 2002, all outstanding employee options outstanding under the 1992 Performance Stock Plan and the 2001 Stock Option Plan were terminated. In February 2003, the Board of Directors approved the cancellation of all options outstanding under the Director Stock Option Plan, with such option cancellations to occur on the date that shareholders approve of a plan to dissolve and liquidate the Company. We do not anticipate issuing any further stock options under any of the Company’s stock option plans.

     The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2002:

Number of shares
	Number of shares		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding shares
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	55,000	$5.35	1,627,749(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	55,000	$5.35	1,627,749

(1)	Includes 40,000 shares that are reserved for issuance under the Director Stock Option Plan. The Company does not plan to issue any further stock options under any of its stock option plans.

Item 13.  Certain Relationships and Related Transactions.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2003	APPLIED MICROSYSTEMS CORPORATION

By /s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen J. Verleye Stephen J. Verleye	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2003

/s/ Robert C. Bateman Robert C. Bateman	Vice President, Chief Financial Officer, Corporate Secretary, and Treasurer (Principal Financial and Accounting Officer)	April 30, 2003

/s/ Charles H. House Charles H. House	Chairman of the Board	April 30, 2003

/s/ Elwood D. Howse, Jr. Elwood D. Howse, Jr.	Director	April 30, 2003