Form 10-Q
period 2003-03-31
APPLIED MICROSYSTEMS CORP /WA/
filed 2003-05-14
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number 0-26778

APPLIED MICROSYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1074996
(State of incorporation)	(I.R.S. Employer Identification Number)

16770 NE 79th Street, #103, Redmond, Washington 98052 (425) 883-1606 (Address of principal executive offices, including zip code; registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Common stock, $.01 par value: 7,597,303 shares outstanding as of April 15, 2003.

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,203	$3,600
Securities available-for-sale	—	299
Accounts receivable, net	2	280
Note receivable	500	500
Prepaid and other current assets	238	449
Property and equipment held for sale	84	91

Total assets	$3,027	$5,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495	$744
Accrued payroll	348	1,143
Other accrued expenses	538	765
Deferred revenue	325	325
Capital lease obligation	175	175
Notes payable	187	185

Total current liabilities	2,068	3,337
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,597,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	27,233	27,233
Accumulated deficit	(26,274)	(25,351)

Total shareholders’ equity	959	1,882

Total liabilities and shareholders’ equity	$3,027	$5,219

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per-share amounts)
Net sales	$—	$4,865
Cost of sales	—	1,795

Gross profit	—	3,070
Operating expenses:
Sales, general and administrative	685	2,655
Research and development	300	1,656

Total operating expenses	985	4,311

Loss from operations	(985)	(1,241)
Interest income and other, net	62	29

Net loss	$(923)	$(1,212)

Per-share amounts:
Basic and diluted loss per share	$(0.12)	$(0.17)

Shares used in per-share calculation	7,597	7,171

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Operating activities
Net loss	$(923)	$(1,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	203
Net change in operating accounts:
Accounts receivable	332	740
Inventories	—	432
Prepaid and other assets	159	(84)
Accounts payable, accrued expenses, and accrued
business restructuring	(1,271)	(440)
Deferred revenue	—	(659)

Net cash used in operating activities	(1,696)	(1,020)
Investing activities
Purchases of securities available-for-sale	—	(1,979)
Maturities of securities available-for-sale	299	1,975
Additions to property and equipment	—	(35)

Net cash provided by (used in) investing activities	299	(39)
Financing activities
Sale of common stock to employees	—	47
Payments on capital lease obligation	—	(11)

Net cash provided by financing activities	—	36
Effects of foreign currency exchange rate changes on cash	—	(9)

Net decrease in cash and cash equivalents	(1,397)	(1,032)
Cash and cash equivalents at beginning of period	3,600	2,971

Cash and cash equivalents at end of period	$2,203	$1,939

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of results to be expected for the entire year ending December 31, 2003 or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     On December 16, 2002, the Company announced that the board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. The Company scheduled a shareholder meeting for April 30, 2003 to consider and vote on the proposed dissolution and liquidation; however, a quorum was not present at the meeting, and the Company adjourned the meeting until May 22, 2003. The Company’s consolidated financial statements for all periods presented have been prepared using guidance from Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring);” therefore, certain costs that do not meet the criteria of exit activities under EITF 94-3, or cannot be reasonably estimated, are not accrued for as of March 31, 2003. Such costs are recognized as incurred.

2. Computation of Loss Per Share

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company’s net losses, basic and diluted loss per share are determined excluding common stock equivalents. At March 31, 2003 and March 31, 2002, options to purchase 55,000 and 1,449,000 shares of common stock, respectively, were outstanding; however, all stock options were excluded from the calculation of loss per share in the three month periods ended March 31, 2003 and 2002, because their effect was antidilutive.

3. Comprehensive Loss

     As defined by applicable accounting and reporting standards, Applied’s comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates on the balance sheet date. Revenues and expenses of foreign subsidiaries are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process have historically been accumulated in other comprehensive loss. As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, and the subsequent announcement that Applied would seek corporate liquidation, the Company’s international operations were substantially closed by the end of the year. The Company therefore recognized a charge of $593,000 in the fourth quarter of 2002 relating to the write-off of foreign currency translation adjustments that had accumulated for these subsidiaries, and the Company had no recorded change in translation adjustments during the quarter ended March 31, 2003. During the first quarter of 2002, comprehensive loss amounted to $1.2 million.

4. Sale of Embedded Systems Development Tools Business and Assets

     Effective November 1, 2002, the Company sold its embedded systems development tools business and assets to Metrowerks Corporation, a wholly owned subsidiary of Motorola, Inc. The purchase price was $3.9 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to the Company’s embedded systems development tools business. In addition, Metrowerks assumed certain customer warranty and support obligations. The Company received $3.4 million at closing, with the remaining $500,000 subject to a one-year holdback to secure certain indemnification obligations. Certain other indemnification obligations relating to title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters.

     As of the November 1, 2002 transaction date, the carrying amount of assets and liabilities included in the sale transaction were as follows (in thousands):

Assets
Inventories	$910
Prepaid and other current assets	54
Fixed assets	84

$1,048

Liabilities — deferred revenue and warranty	$1,433

     The fourth quarter 2002 gain in the Company’s sale of its embedded systems development tools business and is summarized as follows (in thousands):

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

     The restructuring charges and related activity for the three months ended March 31, 2003 are as follows:

	Accrued Balance at December 31, 2002	Additional Charges	Amounts Paid or Charged Off, Net	Accrued Balance at March 31, 2003

Severance and related expenses	$783	$—	$506	$277
Abandoned facilities	96	—	69	27

	$879	$—	$575	$304

     As of December 31, 2002, the accrued restructuring liabilities consisted of accrued payroll of $775,000, accounts payable of $96,000, and other accrued expenses of $8,000. As of March 31, 2003, the accrued restructuring liabilities consisted of accrued payroll of $277,000, and accounts payable of $27,000.

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

     Because Lary L. Evans was a director of the Company at the time of the transaction and was the holder of approximately 86% of REBA’s outstanding shares, the negotiation of the terms of the acquisition was handled by an independent committee of the Company’s board of directors composed of disinterested directors. This committee engaged an independent valuation firm to provide a basis for negotiations, and ultimately recommended that the transaction be approved by the Company’s entire board of directors. Mr. Evans resigned from the board of directors on December 13, 2002, and has had no further involvement in the operations of the Company.

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

7. Stock-Based Compensation

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

     As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, all vesting for stock options under the 1992 Plan and the 2001 Plan was accelerated so that all outstanding options under these plans were fully exercisable as of the closing of the transaction. Because all such unvested options had exercise prices substantially above the trading price of the Company’s common stock as of the closing of the transaction, no options were exercised as a result of the accelerated vesting, and all such options were subsequently terminated. The only options that remain outstanding as of March 31, 2003 are those granted under the Director Plan; however, the Company’s board of directors has determined that such options will terminate effective as of the date that shareholders approve the liquidation of the Company.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

	(in thousands)
Net loss, as reported	$(923)	$(1,212)
Total stock-based compensation expense determined under fair-value-based method	(34)	(115)

Pro forma net loss	$(957)	$(1,327)

Net loss per share as reported	$(0.12)	$(0.17)

Pro forma net loss per share	$(0.13)	$(0.18)

8. Recent Accounting Pronouncements

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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our plans to liquidate the Company, our beliefs and expectations regarding our remaining corporate obligations (including indemnification obligations arising from the sale of our embedded systems development tools business and assets in November 2002), our beliefs and expectations regarding the timing and amount of any potential distribution to shareholders, our beliefs regarding period-to-period results of operations, our expectations regarding future financial results, our beliefs regarding our results of operation and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include, without limitation, those identified in the section of this quarterly report on Form 10-Q entitled “Certain Factors That May Affect Future Results of Operations” below, and the section of our annual report on Form 10-K for the fiscal year ended December 31, 2002 entitled “Risk Factors That May Affect Future Results.” Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

     The following management’s discussion and analysis of financial conditions should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

     During the fourth quarter of 2002 we aggressively pursued funding for the Libra Networks business. Feedback from various funding sources produced consistent themes, including concern over Applied’s capital structure as a publicly held entity, concern over the timing and amount of Libra Networks’ projected funding needs, and varying levels of interest in Libra Networks’ overall market opportunity. We also noted a softening in market projections for the adoption of InfiniBand technology in the data center, on which the Libra Networks technology is based.

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

     Since December 16, 2002, we have taken steps to reduce our expenses, to prepare our Libra Networks assets for sale, and to prepare a proxy statement and related materials in connection with submitting the proposal to liquidate and dissolve Applied to our shareholders for vote at a meeting of shareholders. We scheduled a shareholder meeting for April 30, 2003 to consider and vote on the proposed dissolution and liquidation; however, a quorum was not present at the meeting, and we adjourned the meeting until May 22, 2003. We have reduced our workforce from 33 full-time personnel on December 16, 2002, to two remaining administrative personnel and no remaining development personnel as of April 30, 2003. In an effort to further trim expenses, in the fourth quarter of 2002, we entered into an agreement to terminate our headquarters facilities lease. We paid an early termination fee of approximately $1 million to Teachers Insurance & Annuity Association of America, the landlord under the lease, in exchange for termination of any further obligations under the lease. In December 2002, we entered into an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took possession of the premises later that month. On February 27, 2003, we provided notice of our intent to terminate the sublease in Redmond as of March 31, 2003. We then secured needed office facilities, consisting of approximately 650 square feet, in the Redmond area on a monthly rental basis.

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

     On September 16, 2002, our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirements for continued listing on the SmallCap Market, and our common stock has been quoted on the OTC Bulletin Board since January 3, 2003.

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

     Corporate liquidation. On December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Our critical accounting policies with regard to this announced plan to seek liquidation are based on guidance from Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Therefore, as of March 31, 2003, we have accrued certain costs relating to employee severance and related benefits, as well as other expenses to terminate our business activities. Ongoing expenses to operate the business during the wind-down are treated as period expenses and were not accrued as of March 31, 2003. In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Our current exit activities were initiated in 2002, and we are applying the guidance of EITF 94-3.

     We also determined that, under the provisions of SFAS 144, many of our remaining fixed assets as of the end of 2002 were impaired. We therefore recognized an impairment loss and wrote down our fixed assets to fair value, in accordance with SFAS 144. No further impairments were recognized in the three months ended March 31, 2003.

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

     Inventories. We wrote down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between cost and the estimated net realizable value based on assumptions about future demand and market conditions. Changes in those underlying assumptions – including the impact of the November 2002 asset sale – also resulted in additional write-downs of inventories. While inventories have historically been a material component of our financial statements, we had no remaining inventories by the end of 2002 because all inventories had been sold or otherwise disposed of prior to the end of 2002.

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

     Restructuring activities. In the third quarter of 2001, we implemented a restructuring plan designed to reduce operating costs. Again in the second quarter of 2002, we implemented further cost reductions. These restructuring plans included reductions in full-time employees worldwide across our functional organizations; discontinuance or reallocation of selected projects and activities not essential to our long-term goals; abandonment of excess space at our headquarters; as well as other cost reduction and control measures. In the fourth quarter of 2002, after announcing plans to seek shareholder approval for corporate liquidation, we recognized further restructuring charges associated with severance and benefits for remaining personnel. We used estimates to establish accruals in connection with the restructuring plans, particularly with regard to our contractual lease obligations for abandoned facilities, and the timing and market rates that may be available if we successfully sublease the excess space. In October 2002 we signed a lease termination agreement with the landlord of our headquarters facility whereby we paid an early termination fee of approximately $1 million to the landlord in exchange for the termination of any further obligations under the lease.

Results of Operations

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net sales	$—	$4,865
Cost of sales	—	1,795

Gross profit	$—	3,070
Operating expenses:
Sales, general and administrative	685	2,655
Research and development	300	1,656

Total operating expenses	985	4,311

Loss from operations	(985)	(1,241)
Interest income and other, net	62	29

Net loss	$(923)	$(1,212)

     Net Sales. Prior to the November 2002 sale of our embedded systems development tools business and assets, our revenues could be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2003	2002

Hardware-enhanced debugging tools	$—	$1,629
Software analysis tools	—	1,613
Game development systems	—	1,623

Total net sales	$—	$4,865

     Net sales decreased to zero in 2003 due to the sale of the Company’s embedded systems development tools business and assets in November 2002. Our net sales formerly included product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled approximately $600,000 in the three months ended March 31, 2002. International sales were 28% of net sales in the first quarter of 2002.

     Cost of Sales and Gross Profit. Gross profit was 63% of net sales in the three months ended March 31, 2002. Cost of sales included materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. We performed periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves were included within cost of sales.

     Sales, General and Administrative Expenses. Sales, general, and administrative expenses decreased $2.0 million, or 74%, in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease was primarily the result of our November 2002 sale of our embedded systems development tools business and assets, the correspondingly significantly lower personnel and infrastructure levels that have resulted after the sale, and further cost-cutting relating to our Libra Networks business and decision to seek corporate liquidation. As of April 30, 2003, we employ two full-time administrative personnel, and we maintain 650 square feet of office space on a monthly rental basis; however, we anticipate that we will incur various ongoing and additional costs in the future as we implement our plans to liquidate the corporation.

     Research and Development Expenses. Research and development expenses decreased $1.4 million, or 82%, in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease was primarily the result of our November 2002 sale of our embedded systems development tools business and assets, the correspondingly significantly lower personnel and infrastructure levels that have resulted from the sale, and further cost-cutting relating to our Libra Networks business. During a portion of the first quarter of 2003, we worked to complete documentation and otherwise prepare the Libra Networks intellectual property for sale. As of April 30, 2003, we do not have a buyer for such intellectual property.

     Interest Income and Other, Net. Interest income and other, net, increased $33,000, or 114%, in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The amount in the first quarter of 2003 includes $50,000 relating to a patent licensing fee that had been negotiated prior to the sale of our embedded systems development tools business and assets, but for which payment was uncertain. We recognized the amount in the first quarter of 2003 because we received a significant portion of the outstanding balance. Absent the license fee, interest income and other, net, decreased due to lower cash balances available for investment purposes.

Income Taxes

     Applicable accounting standards require that we calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three-month periods ended March 31, 2003 and 2002.

Liquidity and Capital Resources

     As of March 31, 2003, we had $2.2 million in cash, cash equivalents, and short-term investments compared to $3.9 million as of December 31, 2002. If shareholders approve our plan to liquidate the Company, we would no longer require capital for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. Rather, we would expect to use the remaining cash to wind-down operations, satisfy our known and unknown obligations and, if cash is available, distribute remaining amounts to shareholders. As part of the agreement to sell our embedded systems development tools business, we agreed to indemnify Metrowerks for specified items – $500,000 of the agreed-upon purchase price was held back to secure certain of these indemnification obligations, and this amount is due to be received in November 2003. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters. These indemnification obligations, other known or unknown obligations, the actual cost of meeting legal and regulatory requirements in the United States and in other jurisdictions to liquidate Applied’s legal entities, and other factors are expected to affect the timing and/or the amount of any distribution to shareholders.

     We used cash of $1.7 million for operating activities in the first three months of 2003, compared to using $1.0 million for operating activities in the first three months of 2002. Investing activities provided $0.3 million in cash in the three months ended March 31, 2003, compared to our using $39,000 for investing activities in the three months ended March 31, 2002.

     We received no funds in the first three months of 2003 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $47,000 in the first three months of 2002. We do not anticipate future funds from this source.

     We believe that our existing working capital will provide us with sufficient funds to effect an orderly liquidation, if our shareholders approve a corporate liquidation; however, the timing and amount of any distribution to shareholders is subject to significant uncertainty. If we are unable to effect an orderly liquidation, we could be required to seek protection under the laws of bankruptcy. Our stock is currently quoted on the OTC Bulletin Board, and we do not believe we could successfully raise additional funds under our corporate circumstances, either through a debt or equity offering.

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

Certain Factors That May Affect Future Results of Operations

     Our actual results may differ materially from those anticipated due to a variety of factors, including those set forth in the following risk factors and elsewhere in this document. We will not update any forward-looking statements due to new information, future events or otherwise.

Risks Related to the Plan of Dissolution

If our shareholders do not approve the voluntary liquidation and dissolution of Applied, we will not have the resources to continue operations without seeking additional capital, which we believe will be very difficult to obtain, and our resources may diminish completely.

     We have limited cash resources, and these resources continue to diminish. We recorded a net loss of nearly $1 million and consumed $1.7 million of our cash in operating activities during the first three months of 2003. We expect that our cash resources will continue to diminish. If our shareholders do not approve the Plan of Dissolution, our board of directors will determine an appropriate course of action, which could include continuing to preserve our Libra Networks assets and technology and continue to seek financing for our Libra Networks business or a sale of our Libra Networks assets and technology, using a minimum of our resources until our resources are completely depleted. Considering our recent financial performance and the difficulty we have had in obtaining financing, it is unlikely that we would be able to obtain additional equity or debt financing. If we were to be unable to obtain sufficient capital, we would deplete our available resources and would be required to discontinue operation of our business.

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

     Shareholders may receive distributions from us or a liquidating trust, as the case may be, the timing of which will be at the discretion of management or the trustee or trustees, unless it is determined that any such distribution would be inconsistent with the purposes of the Plan of Dissolution. The distribution of our assets to shareholders may be delayed for a number of reasons, including the risk that one or more of our creditors might seek an injunction against our making the proposed distributions to shareholders under the terms of the Plan of Dissolution. The value of what shareholders receive will be a product of various factors and risks, including the proceeds received from the sale or other disposition of our operating assets, and the amount of Applied’s actual and potential liabilities. If our liabilities prove to be higher than anticipated, additional creditors appear, or legal action is brought against us by creditors or others, it is possible that the planned distribution to shareholders could be delayed or reduced, or there could be nothing remaining available for distribution to shareholders.

Shareholders could be liable under Washington law to return some or all of the cash they may receive from us if we do not provide for all of our liabilities and expenses.

     Washington law provides that we can dispose of any known claims against us by providing written notice to our known creditors of the planned dissolution of Applied, and paying or making adequate provision for the debts of the company within the time allowed by law. However, an unpaid creditor or a creditor that was not known to us can still, within two years of our dissolution, bring a lawsuit against Applied and its former shareholders for any amount unpaid. All shareholders who receive proceeds from the liquidation may be liable to a creditor who has a valid claim that exceeds the amount retained by us or the liquidating trust for the purpose of settling claims, up to the amount they received in the liquidation.

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

     Due to our lack of available resources to fully pursue the Libra Networks business plan, we have terminated a significant number of our staff, including Libra development personnel and senior management who would be critical to the success of the Libra business. As of April 30, 2003, we had two remaining administrative personnel, and no remaining development staff. Libra’s success depends to a significant degree on our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. There can be no assurance that we would be successful in recruiting new personnel or in retaining existing personnel. Our inability to attract additional qualified employees would have a material adverse effect on our business, results of operations and financial condition.

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

     Our initial Libra Networks products are being developed using InfiniBand architecture. We believe that InfiniBand is currently the only new Switch Fabric technology currently available for widespread usage. In 2002, Microsoft and Intel each announced that they will limit further investments in InfiniBand-based products. Specifically, Intel announced that it would stop developing host channel adapter chips for InfiniBand; and Microsoft stated that it no longer plans to incorporate InfiniBand into its next-generation server operating system, the Windows.Net Server, although it will continue to assist companies offering InfiniBand products that plug into Microsoft products. These announcements have created doubt regarding the feasibility and likelihood of InfiniBand’s acceptance as the worldwide standard for server-to-server, and network-to-server interconnect solutions. If InfiniBand is not accepted as a standard in the marketplace, our planned products would have to be redesigned to operate under a different architecture, and delays in product releases and slower revenue growth would be likely. Industry analysts have recently published adverse revisions to their earlier projections for market adoption of InfiniBand switch fabric technology, on which Libra Networks’ contemplated products were initially to be based.

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

Our common stock currently trades on the OTC Bulletin Board; if shareholders approve our plan to dissolve and liquidate the Company, then it is likely that we will close our transfer books and restrict transfers of our common stock – shareholders would experience a lack of liquidity as a result.

     Our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective as of September 16, 2002. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirements of the SmallCap Market, and our common stock has been quoted on the OTC Bulletin Board since January 3, 2003. As part of our liquidation plan, we may close our stock transfer books and the prices of our common stock would cease to be quoted on the OTC Bulletin Board, and shareholders would experience a lack of liquidity as a result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our short-term investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. Certain of these securities may be classified as “available-for-sale” securities, though no such securities met that classification as of March 31, 2003. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly to 110% of their levels at March 31, 2003, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

We filed a report on Form 8-K dated February 20, 2003, in which we provided additional information on our tentative liquidation timeframe and other measures taken to reduce our expenses.

We filed a report on Form 8-K dated April 30, 2003, in which we disclosed that the special meeting of shareholders scheduled for April 30, 2003 has been adjourned until May 22, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION (Registrant)

Date:	May 14, 2003	By:	/s/ Robert C. Bateman

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Stephen J. Verleye Stephen J. Verleye President and Chief Executive Officer