Form 10-Q
period 2003-06-30
APPLIED MICROSYSTEMS CORP /WA/
filed 2003-08-19
CIK 1000787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number 0-26778

APPLIED MICROSYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1074996
(State of incorporation)	(I.R.S. Employer Identification Number)

16770 NE 79th Street, #103, Redmond, Washington 98052
(425) 883-1606
(Address of principal executive offices, including zip code; registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value: 7,597,303 shares outstanding as of July 31, 2003.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF JUNE 30, 2003, AND CONSOLIDATEDBALANCE SHEET AS OF DECEMBER 31, 2002
CONSOLIDATED CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIODS ENDEDJUNE 30, 2003, AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

APPLIED MICROSYSTEMS CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

INDEX

		Page

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Statement of Net Assets in Liquidation as of June 30, 2003 (unaudited), and Consolidated Balance Sheet as of December 31, 2002	3
	Consolidated Changes in Net Assets in Liquidation for the three months and six months ended June 30, 2003, and Consolidated Statements of Operations for the three months and six months ended June 30, 2002 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II:	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits and Reports on Form 8-K	23
	Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF JUNE 30, 2003,
AND CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

	June 30,	December 31,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,510	$3,600
Securities available-for-sale	—	299
Accounts receivable, net	—	280
Note receivable	500	500
Prepaid and other current assets	161	449
Property and equipment held for sale	58	91

Total assets	$2,229	$5,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293	$744
Accrued payroll	42	1,143
Other accrued expenses	482	765
Deferred revenue	325	325
Capital lease obligation	171	175
Notes payable	190	185

Total current liabilities	1,503	3,337
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 25,000,000 shares authorized; 7,597,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	27,233	27,233
Accumulated deficit	(26,507)	(25,351)

Total shareholders’ equity	726	1,882

Total liabilities and shareholders’ equity	$2,229	$5,219

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIODS ENDED
JUNE 30, 2003, AND
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED
JUNE 30, 2002
(UNAUDITED)

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per-share amounts)
Net sales	$—	$3,271	$—	$8,136
Cost of sales	—	941	—	2,736

Gross profit	—	2,330	—	5,400
Operating expenses:
Sales, general and administrative	361	2,417	1,046	5,072
Research and development	3	1,583	303	3,239
In-process research and development	—	621	—	621
Business restructuring	—	1,149	—	1,149

Total operating expenses	364	5,770	1,349	10,081

Loss from operations	(364)	(3,440)	(1,349)	(4,681)
Interest income and other, net	131	17	193	46

Net loss	$(233)	$(3,423)	$(1,156)	$(4,635)

Per-share amounts:
Basic and diluted net loss per share	$(0.03)	$(0.47)	$(0.15)	$(0.64)

Shares used in per-share calculation	7,597	7,338	7,597	7,255

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

	(in thousands)
Operating activities
Net loss	$(1,156)	$(4,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	394
In-process research and development	—	621
(Gain) loss on write-off and/or disposal or sale of assets	(33)	72
Net change in operating accounts:
Accounts receivable	280	1,945
Inventories	—	475
Prepaid and other assets	288	(14)
Accounts payable, accrued expenses, and accrued business restructuring	(1,834)	174
Deferred revenue	—	(1,216)

Net cash used in operating activities	(2,447)	(2,184)
Investing activities
Purchases of securities available-for-sale	—	(2,275)
Maturities of securities available-for-sale	299	3,483
Net proceeds from sale and disposal of long-lived assets held for sale	58	—
Additions to property and equipment	—	(72)

Net cash provided by investing activities	357	1,136
Financing activities
Sale of common stock to employees	—	48
Payments on capital lease obligation	—	(22)

Net cash provided by financing activities	—	26
Effects of foreign currency exchange rate changes on cash	—	69

Net decrease in cash and cash equivalents	(2,090)	(953)
Cash and cash equivalents at beginning of period	3,600	2,971

Cash and cash equivalents at end of period	$1,510	$2,018

See accompanying notes.

APPLIED MICROSYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by Applied Microsystems Corporation (“Applied” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002, has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The changes in net assets in liquidation for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of results to be expected for the entire year ending December 31, 2003, or for any other fiscal period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     On December 16, 2002, the Company announced that the board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. On May 22, 2003, Applied’s shareholders approved and adopted a plan for the complete liquidation and dissolution of the Company, including the disposition of any remaining assets. On June 30, 2003, the Company filed articles of dissolution with the State of Washington, and the Company continues to exist under Washington law only for the limited purpose of winding up and liquidating its business and affairs. The Company directed its transfer agent to close its stock transfer books as of the close of business on June 30, 2003, and the Company further notified the OTC Bulletin Board that the Company’s shares could no longer be traded. The Company’s financial statements as of June 30, 2003, and for the three and six-month periods then ended, are prepared on a liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements as of December 31, 2002, and for the three and six-month periods ended June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America.

     Under the liquidation basis of accounting, assets are stated at estimated net realizable value, with the exception that prepaid corporate insurance amounts are carried at their amortized cost because they continue to provide protection to corporate interests. Liabilities are generally stated at historical amounts unless the Company has negotiated a legal settlement, at which time the liabilities are adjusted to the negotiated amount. In early July 2003, the Company sent notification letters to known and potential creditors informing them of the Company’s liquidation and stating that any claims must be made by providing appropriate supporting documentation to the Company by the end of October 2003.

     The Company’s consolidated financial statements for all periods presented have been prepared using guidance from Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring);” therefore, certain costs that do not meet the criteria of exit activities under EITF 94-3, or cannot be reasonably estimated, are not accrued for as of June 30, 2003. Such costs are recognized as incurred.

2.     Computation of Loss Per Share

     Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive; therefore, due to the Company’s net losses, basic and diluted loss per share are determined excluding common stock equivalents. At June 30, 2003, no stock options remained outstanding, and as of June 30, 2002, options to purchase 1,377,000 shares of common stock were outstanding; however, all stock options were excluded from the calculation of loss per share in the three and six-month periods ended June 30, 2003, and 2002, because their effect was antidilutive.

3.     Comprehensive Loss

     As defined by applicable accounting and reporting standards, Applied’s comprehensive loss is comprised of net loss and the effects of current-period translation adjustments, which are recorded directly to equity. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates on the balance sheet date. Revenues and expenses of foreign subsidiaries are translated at the average rates of exchange prevailing during the year. The cumulative translation adjustments resulting from this process have historically been accumulated in other comprehensive loss. As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, and the subsequent announcement that Applied would seek corporate liquidation, the Company’s international operations were substantially closed by the end of 2002. The Company therefore recognized a charge of $593,000 in the fourth quarter of 2002 relating to the write-off of foreign currency translation adjustments that had accumulated for these subsidiaries, and the Company had no recorded change in translation adjustments during the six-months ended June 30, 2003. During the three months ended June 30, 2002, comprehensive loss amounted to $3.4 million. During the six months ended June 30, 2002, comprehensive loss amounted to $4.6 million.

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

     In the fourth quarter of 2002, after announcing on December 16, 2002 that the Company’s board of directors had unanimously decided to recommend to shareholders that Applied be liquidated, Applied further recognized $906,000 in restructuring charges associated with severance and benefits for the Company’s remaining 26 personnel. Also during the fourth quarter of 2002, the Company entered into an agreement to terminate its headquarters facility lease by paying a lease termination fee of approximately $1.0 million. The lease termination fee was less than the Company had reserved for abandoned space in the accrued restructuring reserve; therefore, Applied recognized a net benefit of $351,000 in the restructuring charge in the fourth quarter of 2002 relating to the elimination of the reserve for abandoned space.

     The restructuring charges and related activity for the six months ended June 30, 2003 are as follows:

	Accrued			Accrued
	Balance at		Amounts Paid	Balance at
	December 31,	Additional	or Charged	June 30,
	2002	Charges	Off, Net	2003

Severance and related expenses	$783	$—	$758	$25
Abandoned facilities	96	—	69	27

	$879	$—	$827	$52

     As of December 31, 2002, the accrued restructuring liabilities consisted of accrued payroll of $775,000, accounts payable of $96,000, and other accrued expenses of $8,000. As of June 30, 2003, the accrued restructuring liabilities consisted of accrued payroll of $25,000, and accounts payable of $27,000.

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

     At closing of the transaction, 50% of the merger consideration was placed into an escrow for the purpose of securing the indemnification obligations of the REBA shareholders under the merger agreement. Those shares and notes will remain in escrow for a period of three years from the closing date and until all pending claims for indemnification, if any, have been resolved. In connection with the liquidation of Applied Microsystems, the Company intends to dispose of its remaining corporate assets, including the intellectual property acquired in the REBA transaction. The sale of such intellectual property would, of necessity, also address the terms of the escrow agreement, including payment of merger consideration held in escrow.

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

     As a result of the Company’s sale of its embedded systems development tools business and assets in November 2002, vesting for all stock options under the 1992 Plan and the 2001 Plan was accelerated so that all outstanding options under these plans were fully exercisable as of the closing of the transaction. Because all such unvested options had exercise prices substantially above the trading price of the Company’s common stock as of the closing of the transaction, no options were exercised as a result of the accelerated vesting, and all such options were subsequently terminated. Remaining options that had been granted under the Director Plan were terminated effective as of May 22, 2003, the date that Applied’s shareholders approved the liquidation of the Company. The Company has no remaining stock options outstanding, and does not intend to grant any additional stock options.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards.

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per-share amounts)
Net loss, as reported	$(233)	$(3,423)	$(1,156)	$(4,635)
Total stock-based compensation expense determined under fair-value-based method	(22)	(95)	(52)	(202)

Pro forma net loss	$(255)	$(3,518)	$(1,208)	$(4,837)

Net loss per share as reported	$(0.03)	$(0.47)	$(0.15)	$(0.64)

Pro forma net loss per share	$(0.03)	$(0.48)	$(0.16)	$(0.67)

8.     Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include without limitation statements regarding our beliefs about the market and industry, our goals, plans, and expectations regarding our plans to liquidate the Company, our beliefs and expectations regarding our remaining corporate obligations (including indemnification obligations arising from the sale of our embedded systems development tools business and assets in November 2002), our beliefs and expectations regarding the timing and amount of any potential distribution to shareholders, our beliefs regarding period-to-period results of operations and changes in net assets in liquidation, our expectations regarding future financial results, our beliefs regarding our results of operation (or changes in net assets in liquidation) and financial position, our beliefs and expectations regarding liquidity and capital resources, and our expectations regarding the impact of recent accounting pronouncements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include, without limitation, those identified in the section of this quarterly report on Form 10-Q entitled “Certain Factors That May Affect Future Results of Operations” below, and the section of our annual report on Form 10-K for the fiscal year ended December 31, 2002, entitled “Risk Factors That May Affect Future Results.” Applied undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

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

     As a result, our board of directors concluded that there was a low probability that Libra Networks could achieve timely and sufficient funding to reasonably support its business plan. Therefore, on December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Liquidation of a corporation is a complex process, and presents various complexities, with significant uncertainties surrounding the timing and amount of any distribution to shareholders.

     Since December 16, 2002, we have taken steps to reduce our expenses, to prepare our Libra Networks assets for sale, and to prepare a proxy statement and related materials in connection with submitting the proposal to liquidate and dissolve Applied to our shareholders for vote at a meeting of shareholders. On May 22, 2003, Applied’s shareholders approved the Plan of Complete Liquidation and Dissolution. On June 30, 2003, we filed articles of dissolution with the State of Washington, and Applied continues to exist under Washington law only for the limited purpose of winding up and liquidating its business and affairs.

     On September 16, 2002, our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock was involuntarily delisted from the Nasdaq SmallCap Market effective as of the opening of business on January 3, 2003, as a result of our failure to meet the minimum required bid price, market value of public float, and shareholders’ equity requirements for continued listing on the SmallCap Market, and our common stock was quoted on the OTC Bulletin Board from January 3, 2003, until June 30, 2003. We directed our transfer agent to close our stock transfer books as of the close of business on June 30, 2003, and we further notified the OTC Bulletin Board that our shares could no longer be traded.

     We have reduced our workforce from 33 full-time personnel on December 16, 2002, to one remaining full-time administrative person and no remaining development personnel as of July 31, 2003. In an effort to further trim expenses, in the fourth quarter of 2002, we entered into an agreement to terminate our headquarters facilities lease. We paid an early termination fee of approximately $1 million to Teachers Insurance & Annuity Association of America, the landlord under the lease, in exchange for termination of any further obligations under the lease. In December 2002, we entered into an agreement to sublease approximately 7,200 square feet in Redmond, Washington, and took possession of the premises later that month. On February 27, 2003, we provided notice of our intent to terminate the sublease in Redmond as of March 31, 2003. We then secured needed office facilities, consisting of approximately 650 square feet, in the Redmond area on a monthly rental basis.

Critical Accounting Policies and Estimates

     This discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to accounting for the sale of our embedded systems development tools assets and business in November 2002, our plans approved by shareholders on May 22, 2003 to liquidate the Company, revenue recognition, inventories, accounting for acquisitions such as the May 2002 REBA acquisition, and restructuring activities. We base our estimates and our future expectations on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Our policies with regard to accounting and presentation are based on Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The long-lived corporate assets relating to the Company’s embedded systems development tools business meet the criteria of long-lived assets to be disposed of by sale, as defined in SFAS 144. Most such assets were sold prior to the end of 2002, either in the sale to Metrowerks or through an auction held December 10, 2002 at our former corporate headquarters facility.

     Corporate liquidation. On December 16, 2002, we announced that our board of directors had unanimously decided to recommend to shareholders that Applied be liquidated. Our shareholders subsequently approved the Plan of Complete Liquidation and Dissolution on May 22, 2003. Our critical accounting policies with regard to the Plan of Complete Liquidation and Dissolution are based on guidance from Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Therefore, as of June 30, 2003, we have certain amounts that remain accrued for costs relating to employee severance and related benefits, as well as other expenses to terminate our business activities. Ongoing expenses to operate the business during the wind-down are treated as period expenses and were not accrued as of June 30, 2003. In June 2002, the FASB issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after

December 31, 2002. Our current exit activities were initiated in 2002, and we are applying the guidance of EITF 94-3.

     We also determined that, under the provisions of SFAS 144, many of our remaining fixed assets as of the end of 2002 were impaired. We therefore recognized an impairment loss and wrote down our fixed assets to fair value, in accordance with SFAS 144. No further impairments were recognized in the three or six months ended June 30, 2003.

     The Company’s financial statements as of June 30, 2003, and for the three and six-month periods then ended, are prepared on a liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company’s consolidated financial statements as of December 31, 2002, and for the three and six-month periods ended June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Consolidated Changes in Net Assets in Liquidation for the Periods Ended June 30, 2003, and Consolidated Results of Operations for the Periods Ended June 30, 2002

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)
Net sales	$—	$3,271	$—	$8,136
Cost of sales	—	941	—	2,736

Gross profit	—	2,330	—	5,400
Operating expenses:
Sales, general and administrative	361	2,417	1,046	5,072
Research and development	3	1,583	303	3,239
In-process research and development	—	621	—	621
Business restructuring	—	1,149	—	1,149

Total operating expenses	364	5,770	1,349	10,081

Loss from operations	(364)	(3,440)	(1,349)	(4,681)
Interest income and other, net	131	17	193	46

Net loss	$(233)	$(3,423)	$(1,156)	$(4,635)

     Net Sales. Prior to the November 2002 sale of our embedded systems development tools business and assets, our revenues could be classified into three broad categories: hardware-enhanced debugging tools, software analysis tools, and game development systems. The following table provides revenue information for each of these categories.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

Hardware-enhanced debugging tools	$—	$1,494	$—	$3,123
Software analysis tools	—	1,450	—	3,063
Game development systems	—	327	—	1,950

Total net sales	$—	$3,271	$—	$8,136

     Net sales decreased to zero in 2003 due to the sale of our embedded systems development tools business and assets in November 2002. Our net sales formerly included product support revenues, which are included within the aforementioned major categories of our products. These support revenues totaled $560,000 in the three months ended June 30, 2002, and $1.2 million in the six months ended June 30, 2002. International sales were 30% of net sales in the second quarter of 2002, and 29% in the first six months of 2002.

     Cost of Sales and Gross Profit. Because we had no revenues in 2003, we had no cost of sales or gross profit in the three and six months ended June 30, 2003. Gross profit was 71% of net sales in the three months ended June 30, 2002, compared to 66% in the six months ended June 30, 2002. Cost of sales included materials, labor and overhead incurred in the manufacturing of products as well as the cost of providing professional services, performing non-recurring engineering, and estimated warranty costs. We performed periodic assessments of required reserves for potential inventory obsolescence, and corresponding adjustments to such reserves were included within cost of sales.

     Sales, General and Administrative Expenses. Sales, general, and administrative expenses decreased $2.1 million, or 85%, in the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Sales, general, and administrative expenses decreased $4.0 million, or 79%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decreases were primarily the result of our November 2002 sale of our embedded systems development tools business and assets, the correspondingly significantly lower personnel and infrastructure levels that have resulted after the sale, and further cost-cutting and elimination of most operations relating to our Libra Networks business and decision to liquidate the Company. As of July 31, 2003, we employ one full-time administrative person, and we maintain 650 square feet of office space on a monthly rental basis; however, we anticipate that we will incur various ongoing and additional costs in the future as we continue to implement the corporate liquidation.

     Research and Development Expenses. Research and development expenses decreased $1.6 million, or nearly 100%, in the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Research and development expenses decreased $2.9 million, or 91%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decreases were primarily the result of our November 2002 sale of our embedded systems development tools business and assets, the correspondingly significantly lower personnel and infrastructure levels that have resulted from the sale, and further cost-cutting and elimination of operations relating to our Libra Networks business.

During a portion of the first quarter of 2003, we worked to complete documentation and otherwise prepare the Libra Networks intellectual property for sale. As of July 31, 2003, we do not have a definitive buyer for such intellectual property.

     Interest Income and Other, Net. Interest income and other, net, increased $114,000, or 671%, in the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Interest income and other, net, increased $147,000, or 320%, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The amount in the second quarter of 2003 includes $71,000 relating to favorable settlements of certain accrued obligations, as well gains recognized on the sale of certain tangible and intangible corporate assets. The year-to-date 2003 amount also includes $50,000 recognized in the first quarter of 2003 relating to a patent licensing fee that had been negotiated prior to the sale of our embedded systems development tools business and assets, but for which payment was uncertain. We recognized the amount in the first quarter of 2003 because we received a significant portion of the outstanding balance.

Income Taxes

     Applicable accounting standards require that we calculate an estimated annual effective tax rate and apply such tax rate to the pre-tax operating results of interim periods. Deferred income taxes reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and the corresponding financial statement amounts. Due to the uncertainty of our ability to utilize our net deferred tax assets, including our net operating losses and research and development credits, a valuation allowance has been established for financial reporting purposes equal to the amount of the net deferred tax assets. Accordingly, no income tax provision or benefit is recorded for the three and six-month periods ended June 30, 2003, and 2002.

Liquidity and Capital Resources

     As of June 30, 2003, we had $1.5 million in cash, cash equivalents, and short-term investments, compared to $3.9 million as of December 31, 2002. Because our shareholders approved our plan to liquidate the Company, we no longer require capital for the financing of inventories and accounts receivable, sales and marketing efforts, product development activities, and capital equipment purchases. Rather, we expect to use our remaining cash to wind-down operations, satisfy our known and unknown obligations and, if cash is available, distribute remaining amounts to our shareholders. As part of the agreement to sell our embedded systems development tools business, we agreed to indemnify Metrowerks for specified items – $500,000 of the agreed-upon purchase price was held back to secure certain of these indemnification obligations, and that portion of the holdback not subject to claims for indemnification is due to be received in November 2003. Certain other indemnification obligations relating to our title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters. These indemnification obligations, other known or unknown obligations, the actual cost of meeting legal and regulatory requirements in the United States and in other jurisdictions to liquidate Applied’s legal entities, and other factors are expected to affect the timing and/or the amount of any distribution to shareholders.

     We used cash of $2.5 million for operating activities in the first six months of 2003, compared to using $2.2 million for operating activities in the first six months of 2002. Investing activities provided $0.4 million in cash in the six months ended June 30, 2003, compared to our using $1.1 million for investing activities in the six months ended June 30, 2002.

     We received no funds in the first six months of 2003 from the sale of our common stock to personnel through an employee stock purchase plan and the exercise of employee stock options, compared to receiving $48,000 in the first six months of 2002. We do not anticipate future funds from this source.

     We believe that our existing working capital will provide us with sufficient funds to effect an orderly liquidation; however, the timing and amount of any distribution to shareholders is subject to significant uncertainty. If we are unable to effect an orderly liquidation, we could be required to seek protection under the laws of bankruptcy. Our stock is no longer publicly traded, and we do not believe we could successfully raise additional funds under our corporate circumstances, either through a debt or equity offering.

Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

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

     The value that shareholders ultimately realize as a result of the sale of our assets and the liquidation of Applied is dependent in part on the proceeds received from the sale of the assets or other disposition of our operating assets. Our assets include certain technology and intellectual property for which we may not be able to find a buyer. Despite our ongoing efforts to sell our Libra Networks assets and technology and certain other intellectual property, we currently do not have a buyer for these assets. We may be unable to sell certain of our assets and may not realize any value from these assets. In addition it may be difficult to obtain a favorable return when selling our operating assets in connection with the liquidation and dissolution of Applied. Because we are seeking to consummate the liquidation of our remaining assets in the near to short term in order to minimize the losses associated with operating Applied, we may not realize as much value for these assets as we might have if we had been able to sell our business as a going concern.

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

The timing of liquidating payments and total value shareholders receive upon liquidation is subject to many variables and risks.

     Shareholders may receive distributions from us or a liquidating trust, as the case may be, the timing of which will be at the discretion of management or the trustee or trustees, unless it is determined that any such distribution would be inconsistent with the purposes of the Plan of Complete Liquidation and Dissolution. The distribution of our assets to shareholders may be delayed for a number of reasons, including statutes of limitation with respect to certain claims and the risk that one or more of our creditors might seek an injunction against our making the proposed distributions to shareholders under the terms of the Plan of Complete Liquidation and Dissolution. The value of what shareholders receive will be a product of various factors and risks, including the proceeds received from the sale or other disposition of our remaining assets, and the amount of Applied’s actual and potential liabilities. If our liabilities prove to be higher than anticipated, additional creditors appear, or legal action is brought against us by creditors or others, it is possible that the planned distribution to shareholders could be delayed or reduced, or there could be nothing remaining available for distribution to shareholders.

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

We may be required to pay up to $3.3 million to Metrowerks Corporation for potential breaches of our representations in the asset purchase agreement dated as of September 3, 2002.

     Under the terms of the asset purchase agreement that we entered into on September 3, 2002, we have an obligation to indemnify Metrowerks for any losses from potential breaches of our representations or warranties that are asserted within 12 months after the closing date of the asset sale or within the applicable statute of limitations period for claims relating to our ownership of our assets, payment of our taxes, and our compliance with applicable laws, if longer. Our indemnification obligations are limited to an overall amount of $3.3 million. Although we currently are not aware of any material breaches of our representations or warranties, the payment of any such indemnification obligations would decrease the amount of cash we would have available to distribute to shareholders in the liquidation and it is very likely that there would be nothing remaining available for distribution to shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates, which could adversely affect the value of our short-term investments. We maintain a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. Certain of these securities may be classified as “available-for-sale” securities, though no such securities met that classification as of June 30, 2003. These interest-bearing securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly to 110% of their levels at June 30, 2003, the fair value of the portfolio would decline by an immaterial amount. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by their quarterly report.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held a special meeting of shareholders on April 30, 2003, which was reconvened on May 22, 2003. The purpose of the meeting was to consider a proposal to voluntarily dissolve the Company and to authorize, approve, and adopt the Plan of Complete Liquidation and Dissolution of Applied. The shareholders approved the Plan of Complete Liquidation and Dissolution on May 22, 2003.

     The following summarizes the results of the matter considered at the special meeting:

		Percentage of Shares
	Votes	Outstanding

For	4,050,844	53.32%
Against	39,964	0.53%
Abstain	8,160	0.11%

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on May 1, 2003 in which we disclosed that the special meeting of shareholders scheduled for April 30, 2003, had been adjourned until May 22, 2003.

We filed a current report on Form 8-K on May 27, 2003, in which we reported that the shareholders adopted the Plan of Complete Liquidation and Dissolution of Applied.

We filed a current report on Form 8-K on July 1, 2003, in which we disclosed that we filed Articles of Dissolution which became effective upon filing. We also instructed our transfer agent to close the share transfer records of the Company as of the close of business on June 30, 2003, and to no longer recognize or record any transfers of shares of Applied’s common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED MICROSYSTEMS CORPORATION (Registrant)

Date: August 19, 2003	By:	/s/ Robert C. Bateman

Robert C. Bateman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Signing Officer)